Form 10-Q
period 2023-09-30
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2023-11-08
CIK 1919369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-56562
_______________________________________________
VISTA CREDIT STRATEGIC LENDING CORP.
(Exact name of Registrant as specified in its Charter)
_______________________________________________

Maryland	88-1906598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hudson Yards, Floor 28, New York, New York	10001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 804-9100
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Emerging growth company	☒	Small reporting company	☐
Non-accelerated filer	☒	Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 6, 2023, the registrant had 59,576.5 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I	CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	5
	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (unaudited) and December 31, 2022	5
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited), the three months ended September 30, 2022 (unaudited) and for the period from March 15, 2022 (inception) to September 30, 2022 (unaudited)	6
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2023 (unaudited), the three months ended September 30, 2022 (unaudited) and for the period from March 15, 2022 (inception) to September 30, 2022 (unaudited)	7
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and for the for the period from March 15, 2022 (inception) to September 30, 2022 (unaudited)	8
	Notes to the Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•fluctuations in our operating results;
•our ability to source investment opportunities;
•our inability to control the business operations of our portfolio companies, and potential inability to dispose of our interests in our portfolio companies;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•our use of borrowed money to finance a portion of our investments;
•provisions of a credit facility or other borrowings that may limit discretion in operating our business;
•the impact of changes in interest rates;
•the impact of competition for investment opportunities;
•our dependence on Vista Credit BDC Management, L.P. (the “Adviser”) ability to manage and support our investment process;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with our Adviser;
•our access to confidential information which may restrict our ability to take action with respect to some investments;
•restrictions on our ability to enter into transactions with our affiliates;
•the ability of the Adviser or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company;
•regulations governing our operations as a business development company and RIC which impact our ability to raise capital or borrow for investment purposes;
•the impact of global economic, political and market conditions, including the risks of a slowing economy, rising inflation and risk of recession;
•the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economies;
•the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of adverse developments affecting the financial services and banking industries, including events or concerns involving liquidity, defaults or non-performance by financial institutions;
•the fact that our portfolio companies are expected to operate in the enterprise software, data and technology-enabled businesses sector and are subject to risks particular to that industry; and

•changes in laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake any obligation to update or revise these forward-looking statements or any other information, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Cash and cash equivalents	$25	$-
Deferred offering costs	1,160	-
Deferred insurance costs	175	-
Other assets	153	-
Expense support reimbursement (Note 3)	3,000	1,283
Total assets	$4,513	$1,283

Liabilities
Due to Adviser (Note 3)	$3,977	$1,283
Accrued expenses and other liabilities	820	-
Total liabilities	$4,797	$1,283

Commitments and contingencies (Note 4)

Net Assets (Note 5)
Common stock, $0.01 par value, 500,000,000 shares authorized, 1,250 and 0 issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	-	-
Paid-in-capital in excess of par value	25	-
Total distributable earnings (loss)	(309)	-
Total net assets	$(284)	$-

Total liabilities and net assets	$4,513	$1,283

Net asset value per share	$(227.01)	$-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	Period from March 15, 2022 (inception) to September 30, 2022
Expenses:
Organization costs	$15	$143	$1,108	$590
Audit fees	43	-	43	-
Directors fees	107	-	115	-
Insurance costs	58	-	70	-
Professional fees and other expenses	86	-	86	-
Total expenses before expense support and waivers	309	143	1,422	590
Expense support and waivers (See Note 3)	-	(143)	(1,113)	(590)
Net expenses after expense support and waivers	309	-	309	-
Net investment income (loss)	(309)	-	(309)	-

Net increase (decrease) in net assets resulting from operations	$(309)	$-	$(309)	$-

Per common share data:
Basic and diluted earnings (loss) per share	$(247.01)	$—	$(636.16)	$—
Basic and diluted weighted average shares outstanding	1,250	-	485	-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2022	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	-	-
Balance at September 30, 2022	-	$-	$-	$-	$-
Balance at June 30, 2023	1,250	$-	$25	$-	$25
Net investment income (loss)	-	-	-	(309)	(309)
Balance at September 30, 2023	1,250	$-	$25	$(309)	$(284)
Balance at March 15, 2022 (inception)	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	-	-
Balance at September 30, 2022	-	$-	$-	$-	$-
Balance at December 31, 2022	-	$-	$-	$-	$-
Issuance of common stock	1,250	-	25	-	25
Net investment income (loss)	-	-	-	(309)	(309)
Total increase (decrease) for the nine months ended September 30, 2023	1,250	-	25	(309)	(284)
Balance at September 30, 2023	1,250	$-	$25	$(309)	$(284)
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share and per share data)

	For the Nine Months Ended September 30, 2023	Period from March 15, 2022 (inception) to September 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(309)	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Change in operating assets and liabilities:
Expense support reimbursement	(1,717)	-
Deferred offering costs	(1,160)	-
Deferred insurance costs	(175)	-
Other assets	(153)	-
Due to Adviser	2,694	-
Accrued expenses and other liabilities	820	-
Net cash provided by (used in) operating activities	-	-
Cash flows from financing activities
Proceeds from issuance of common stock	25	-
Net cash provided by (used in) financing activities	25	-
Net increase (decrease) in cash and cash equivalents	25	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$25	$-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
1. ORGANIZATION
Vista Credit Strategic Lending Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on March 15, 2022, its date of inception (“Inception Date”). The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Vista Credit BDC Management, L.P. (the “Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser also intends to provide the administrative services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement"). The Adviser is a wholly owned subsidiary of VEP Group, LLC (together with its affiliates, including Vista Credit Partners, L.P., “Vista”). As of September 30, 2023, the Company had not funded any investments.
The Company is conducting a private offering (the “Private Offering”) of its shares of common stock to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. The Company is a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase shares of common stock of the Company pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the investors. The Company anticipates funding investments utilizing proceeds from the initial drawdown from investors in the Private Offering. On June 16, 2023, the Adviser purchased 1,250 shares of the Company’s common stock at $20.00 per share. On September 8, 2023, the Company began accepting subscription agreements from third-party investors acquiring shares of the Company’s common stock in the Private Offering.
The Company expects to invest in “middle market companies,” which the Company defines to generally mean companies with earnings before interest, taxes, depreciation and amortization ("EBITDA”) of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that will primarily consist of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included.
The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC”) Topic 946, Financial Services—Investment Companies ("ASC 946”).
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Actual results could differ from those estimates.
Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, BDC CA Lender, LLC, VCSL Funding 1 LLC and VCSL Funding 2 LLC.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are denominated in U.S. dollars and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of September 30, 2023 and December 31, 2022, the Company did not have any balances related to restricted cash.
Revenue Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
Organization and Offering Costs
Organization and offering costs will be borne by the Company and have been advanced from the Adviser subject to recoupment. Costs associated with the organization of the Company have been expensed as incurred, subject to the limitations described below. These costs consist primarily of legal fees and other fees of organizing the Company.
Costs associated with the Private Offering of the Company will be capitalized as deferred offering expenses on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from the

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
commencement of operations. These costs consist primarily of legal fees and other fees incurred in connection with the Private Offering.
For the three and nine months ended September 30, 2023, the Company incurred $15 and $1,108 of organization costs and $595 and $1,780 of offering costs, respectively. For the three months ended September 30, 2022 and the period from Inception Date to September 30, 2022, the Company incurred $143 and $590 of organization costs and $123 and $499 of offering costs, respectively. Refer to Note 3 for further details on the Expense Support and Conditional Reimbursement Agreement.
Expenses
The Company is responsible for software costs, insurance costs and other expenses related to the Company’s operations. Such expenses, including expenses incurred by the Adviser are generally expected to be reimbursed by the Company. Costs incurred for annual subscriptions and insurance policies are generally recorded as a deferred charge and are amortized using the straight-line method over the term of the subscription or policy period. Deferred costs related to the Company’s Director and Officers liability insurance are presented separately on the Company’s Consolidated Statement of Assets and Liabilities.
Income Taxes
The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must also annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.
Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that the estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
Functional Currency
The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.
Earnings per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
Recent Accounting Standards Updates
The Company does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
3. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 16, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company’s investment program and related activities. For providing these services, the Adviser will receive fees from the Company consisting of two components: (1) a Management Fee and (2) an Incentive Fee (both as described below). The cost of the Management Fee and the Incentive Fee will ultimately be borne by the Company’s stockholders. No Management Fee or Incentive Fee will be payable to the Adviser until the commencement of investment activities. Without payment of any penalty, the Company will have the right to terminate the Investment Advisory Agreement upon 60 days’ written notice.
The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period.
The Incentive Fee will consist of two components: the investment income component (the “Investment Income Incentive Fee”), and the capital gains component (the “Capital Gains Incentive Fee”). The two components are independent of each other, with the result that one component may be payable even if the other is not.
(i)Investment Income Incentive fee
The Investment Income Incentive Fee is calculated quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income”, means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable to the Adviser under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK and zero-coupon securities), accrued income that the Company may not have received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.0% annualized).
The Company will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:
•No Investment Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
•100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up”; and
•12.5% of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.43% (5.72% annualized).
(ii)Capital Gains Incentive Fee
The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable in arrears at the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from initial drawdown through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis less the aggregate amount of any previously paid capital gains incentive fees.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.
Notwithstanding the foregoing, if the Company is required by U.S. GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by U.S. GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including payment-in-kind interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by U.S. GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with U.S. GAAP) at the time of acquisition.
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. The Company has not yet recorded any Management Fees or Incentive Fees as it had not held its initial drawdown nor funded any investments as of September 30, 2023.
Administration Agreement
On June 16, 2023, the Company entered into the Administration Agreement with its Adviser. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to stockholders and our board of directors (the “Board”) and reports filed with SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals employed by an affiliate of the Adviser who provide services to the Company who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. For the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and the period from Inception Date to September 30, 2022, the Adviser agreed to waive $0, $20, $0 and $0 of professional fees and other expenses, respectively.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of the Company’s expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or servicing fees of the Company. Any Expense Payment that the Adviser has elected to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to, or on behalf of, the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) a distribution level (exclusive of return of capital and declared special dividends or special distributions, if any) equal to, or greater than, the rate at the time of the reimbursement. (i) an operating expense ratio (excluding any interest expense, organizational and offering expenses, management or incentive fee) that is lower than the expense ratio (excluding any interest expense, organizational and offering expenses, management or incentive fee) at the time of the expense reimbursement and (ii) a distribution level (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
The follow table presents a summary of the Expense Payments and Reimbursement Payments since the Company’s Inception Date:

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2023	$3,000	$-	$3,000
December 31, 2022	1,283	-	1,283
4. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2023 or December 31, 2022, for any such exposure.
On June 20, 2023, the Adviser entered into a facility agreement (the “Facility Agreement”) with a subsidiary of Cliffwater Corporate Lending Fund (the “Financing Provider”), an independent third party, to allow the Company to acquire portfolio investments (“Warehoused Assets”) by purchasing all or a portion of certain loans, together with any unfunded commitments therein and/or equity instruments owned and held by the Financing Provider pursuant to the terms and provisions of the Facility Agreement (the “Warehousing Transaction”). Pursuant to the Facility Agreement, the Company may request the Financing Provider to acquire Warehoused Assets as it designates from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Facility Agreement is expected to terminate on or before June 30, 2024, subject to extension by the parties.
Subject to certain conditions, the Facility Agreement creates a forward obligation of the Financing Provider to sell and will require the Adviser to cause the Company to purchase, all or a portion of certain Warehoused Assets owned and held by the Financing Provider. The obligation to purchase such Warehoused Assets is conditional upon satisfying certain conditions, including that the Company has received capital commitments in an aggregate amount of at least $250 million and the Board has approved accepting such commitments (the “Capital Condition”). The Capital Condition was satisfied as of September 30, 2023. The Financing Provider will receive, prior to any settlement date related to a purchase of Warehoused Assets, all principal proceeds, interest, fees and other cash (other than original issue discounts and certain upfront and other similar or one-time fees (“OID and Fees”)) accruing on any Warehoused Asset that is earned, accrued, paid or payable in respect of such Warehoused Asset. Following the settlement date, any Warehoused Asset shall be solely for the benefit of the Company.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
Under the Facility Agreement, loans (other than unfunded commitments that remain unfunded as of the settlement date of the Warehouse Transaction) are purchased at a value (the “Loan Purchase Price”) equal to (a) the initial principal amount, plus (b) any incremental principal amount of any loan as may be increased from time to time as the result of the capitalization of “payment-in-kind” interest under such loan plus (c) the amount of any uncapitalized “payment-in-kind” interest under such loan through the settlement date minus (d) any principal repayment amount, minus (e) the product of (i) OID and Fees paid or deemed paid on account of such loan, times (ii) the number of days from and including the settlement date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan, divided by (iii) the number of days from and including the initial purchase date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan. With respect to any remaining unfunded commitment that remains unfunded at the settlement date, the purchase price shall be a dollar amount equal to 0.25% of the amount of such unfunded commitment. Under the Facility Agreement, equity instruments are purchased based on an agreed-upon methodology (the “Equity Purchase Price, and together with the Loan Purchase Price, the “Purchase Price”).
As additional consideration, with respect to any Warehoused Asset that is a loan, remaining unfunded commitment or any portion of the foregoing held by the Facility Provider for greater than or equal to nine months (such date, the “Incremental Pricing Date”), the Company may pay, at the time of purchase, an additional amount, depending on the Facility Provider’s holding period of such Warehoused Asset beyond the Incremental Pricing Date, of the par value or unfunded amount, as applicable, of such loan, such remaining unfunded commitment or such portion of the foregoing. The Company has agreed to reimburse the Adviser for reasonable and documented fees and disbursements of outside legal counsel to the Financing Provider in connection with the preparation and negotiation of this Facility Agreement in an amount not to exceed $35.
As of September 30, 2023, the Company had contingent forward arrangements representing aggregate par amount of $28,279.
5. FINANCIAL HIGHLIGHTS
Financial highlights are not required for the nine months ended September 30, 2023 as the Adviser was the sole shareholder effective, June 16, 2023. Financial highlights are not required from the Inception Date to September 30, 2022 as there were no shareholders during this period.
6. NET ASSETS
The Company has the authority to issue 500,000,000 of shares of common stock at $0.01 per share par value. On June 16, 2023, the Adviser purchased 1,250 shares of the Company’s shares of common stock at $20.00 per share.

On September 8, 2023 and September 22, 2023, the Company held its initial closings and entered into subscription agreements with investors providing for the private placement of shares of its common stock. As of September 30, 2023, the Company had received capital commitments totaling $500,000, $33,388 of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of the total capital commitments to the Company. $50,000 of capital commitment is from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. All capital commitments made in connection with our initial closings remained undrawn as of September 30, 2023.

7. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On October 2, 2023, the Company delivered a drawdown notice to its shareholders relating to the issuance of 58,326.5 shares of the Company's common stock for an aggregate offering price of approximately $1,167. The shares were issued on October 10, 2023.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
On October 31, 2023, the Company delivered a drawdown notice of to its shareholders relating to the issuance of shares of the Company's common stock for an aggregate offering price of $45,000. The shares are expected to be issued on November 9, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Forward Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward- looking statements.
Overview
We were incorporated under the laws of the State of Maryland on March 15, 2022. We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying” assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that will primarily consist of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities. Our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. To achieve our investment objective, we will leverage an extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
We expect to invest in “middle market companies,” which we define to generally mean companies with EBITDA of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high yield and syndicated loan markets. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). Our target credit investments will typically have maturities between three and seven years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.
We expect to generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, we anticipate that many of our debt investments will have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (loans, bonds and other credit instruments). Our credit investments will typically consist of first lien, unitranche, and second lien debt facilities, and may include mezzanine debt, any of which may be “covenant-lite” (i.e., loans that do not have a complete set of financial maintenance covenants).
As of September 30, 2023, the only capital received was an initial $25,000 capital contribution from the Vista Credit BDC Management, L.P. (our “Adviser”), our sole initial stockholder, in exchange for 1,250 shares of common stock, which occurred on June 16, 2023.
On September 8, 2023 and September 22, 2023, we held our initial closings and entered in subscription agreements with investors providing for the private placement of our shares of common stock. As of September 30, 2023, we had received capital commitments totaling $500 million, all of which was undrawn as of September 30,

2023 and $33.4 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments. $50 million, all of which was undrawn as of September 30, 2023 of capital commitment is from VHG Capital, L.P., an entity affiliated with us and the Adviser.
Key Components of Our Results of Operations
Investments
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.
Revenues
We generate revenues primarily in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain payment-in-kind (“PIK”) provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan. Our target credit investments will typically have maturities between three and seven years and we anticipate that many of our debt investments will have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity.
We anticipate that many of our debt investments will typically not fully pay down principal prior to maturity and have floating interest rates that reset on a periodic basis, usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate ("SOFR") and any other alternative reference rates which may affect our net investment income over the long term and increase the risk of losing part or all of the investment.
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
Our investment transactions will also reflect the proceeds from repayment or sales of investments. We will recognize realized gains or losses on investments based on the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Expenses
Our primary operating expenses include the payment of the management fee, incentive fee, expenses reimbursable under the agreements between us our Adviser, including an administration agreement (the "Administration Agreement") and an investment advisory agreement (the "Investment Advisory Agreement"), legal and professional fees, interest and other debt expenses, offering and organization expenses, and other operating expenses.
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser (or its affiliates), when and to the extent engaged in providing investment advisory and management services for us, and the base compensation, bonus and benefits, and the routine overhead expenses (including, but not limited to, rent, utilities and office supplies), of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy), and related overhead expenses of our officers who provide operational, administrative, legal, compliance, finance and accounting services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals. We also will bear all other costs and expenses of its operations, administration and transactions, including, but not limited to (i) Management Fees and Incentive Fees; (ii) our allocable portion of overhead and other expenses (including rent, office equipment and utilities) incurred by the Adviser in performing its administrative obligations under the Administration Agreement; (iii) our allocable portion of expenses, other than overhead expenses, incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement; and (iv) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
•the cost of our organization and any offerings;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of our common stock and other securities;
•fees and expenses payable under any the Investment Advisory Agreement, the Administration Agreement and any dealer manager agreements;
•debt service and other costs of borrowings or other financing arrangements;
•costs of derivatives and hedging;
•fees and expenses, including travel expenses, incurred by the Adviser, or members of the VCP Investment Team, or payable to third parties (including the fees and expenses of consultants and experts) whom may assist the Adviser in, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights and, if requested in the case of the Administrator, allocated costs incurred by the Administrator in providing managerial assistance to the portfolio companies;
•escrow agent, transfer agent and custodial fees and expenses;
•fees and expenses associated with marketing efforts, including attendance at investment conferences and similar events;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses;
•all travel and related expenses of our directors, officers, managers, agents and employees and those of the Adviser, incurred in connection with attending meetings of the Board of Directors or holders of our securities or performing other business activities that relate to us, including such expenses that are incurred in accordance with the Adviser’s travel and expense policy;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the U.S. Securities and Exchange Commission (the “SEC”) (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs);
•proxy voting expenses;
•the costs of any stockholder or director meetings or events and the compensation of personnel responsible for the preparation of the foregoing and related matters;

•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs, including any costs related to retaining affiliates of Vista to provide operational and/or value creation-related consulting services with respect to prospective or actual portfolio companies of ours;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any information technology-related development and implementation costs incurred (in the case of each of the foregoing costs, expenses will be borne based on methodology chosen by the Adviser);
•costs and expenses of computer software used by us or used for our benefit and research related and market data expenses including portfolio management systems, news and quotation equipment, software and services, and broker, finders’, financing, and appraisal fees (including costs of any third-party valuation agents or pricing services);
•costs and expenses (including travel in accordance with the Adviser’s travel and expense policy) in connection with the diligence and oversight of our service providers;
•extraordinary expenses (such as litigation or indemnification);
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•dues, fees and charges of any trade association of which we are a member; and
•costs associated with events and trainings of the Board of Directors (including travel).
We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. As a result, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage ratio would at least be equal to 150% immediately after each such issuance. Our current target leverage ratio is 1.00x-1.25x.
In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.
Portfolio and Investment Activity
As of September 30, 2023, we have had no portfolio or investment activity.
Warehousing Transaction
On June 20, 2023, the Adviser entered into a facility agreement (the “Facility Agreement”) with a subsidiary of Cliffwater Corporate Lending Fund (the “Financing Provider”), an independent third party, to allow us to acquire portfolio investments (“Warehoused Assets”) by purchasing all or a portion of certain loans, together with any unfunded commitments therein and/or equity instruments owned and held by the Financing Provider pursuant to the terms and provisions of the Facility Agreement.
The following is a list of each Warehoused Asset as of September 30, 2023 (dollars in thousands):

Company	Investment Type	Spread Above Reference Rate[1]	Maturity Date	Commitment	Par Balance	Amortized Cost
Acquiror Inc.	First lien term loan	S + 5.50%	4/23/2026	$8,479	$8,479	$8,323
Evergreen Services Group, LLC	Delayed draw term loan[2]	S + 6.25%	6/30/2029	14,800	-	(148)
Integrity Marketing Group	Delayed draw term loan[2]	S + 6.00%	8/30/2026	5,000	-	(25)
Total Debt Investments				$28,279	$8,479	$8,150
____________________
1The investment bears interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which resets monthly.
2The negative amortized cost is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan
As of September 30, 2023, the Warehoused Assets had $19,800 of unfunded commitments on delayed draw. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement.
Results of Operations
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we were initially capitalized on June 16, 2023, and have not funded any investments as of September 30, 2023. As a result, comparisons may not be meaningful.

Expenses for the operating results for the three and nine months ended September 30, 2023, and for the three months ended September 30, 2022 and the period from March 15, 2022 (inception) to September 30, 2022:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	Period from March 15, 2022 (inception) to September 30, 2022
Expenses:
Organization costs	$15	$143	$1,108	$590
Audit fees	43	-	43	-
Directors fees	107	-	115	-
Insurance costs	58	-	70	-
Professional fees and other expenses	86	-	86	-
Total expenses before expense support and waivers	309	143	1,422	590
Expense support and waivers (See Note 3)	-	(143)	(1,113)	(590)
Net expenses after expense support and waivers	$309	$-	$309	$-
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party. We have entered into an expense support agreement with the Adviser. The Adviser may elect to pay the certain expenses on our behalf (the "Expense Payments"), provided that no portion of the payment will be used to pay any interest expense or distribution and/or servicing fees incurred by us. Any Expense Payment that the Adviser has elected to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
The follow table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2023	$3,000	$-	$3,000
December 31, 2022	1,283	$-	1,283
For the Three and Nine Months Ended September 30, 2023
For the three and nine months ended September 30, 2023, total expenses were $309 thousand and $1,422 thousand, respectively, primarily due to incurred initial organization expenses, professional fees, and director's fees prior to commencement of operations. Additionally, we were initially capitalized on June 16, 2023, and had not funded any investments as of September 30, 2023. As a result, comparisons may not be meaningful.
For the Three Months Ended September 30, 2022 and from Inception Date to September 30, 2022
For the three months ended September 30, 2022, and the period from March 15, 2022 (inception) to September 30, 2022, total expenses were $143 thousand and $590 thousand, respectively, primarily due to incurred initial organization expenses. Additionally, we had not been capitalized and had not commenced operations. As a result, comparisons may not be meaningful.

Income Taxes, Including Excise Taxes
We intend to elect to be treated and intends to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.
If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the "Excise Tax Distribution Requirements"), we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.
We did not incur any excise tax expense for any of the periods presented.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of capital drawdowns of our privately placed capital commitments, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, (iv) cash distributions to the holders of our common stock and (v) repurchases of our common stock. We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR or an alternative reference rate. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2023, we had $500 million of uncalled capital commitments from our investors, $33.4 million of which is contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments, including $50 million from entities affiliate with or related to our Adviser.
Equity
Subscriptions and Drawdowns
In connection with our formation, we have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value. On June 16, 2023, we issued 1,250 shares of common stock for $25,000 to our Adviser.
On September 8, 2023 and September 22, 2023, we held our initial closings and entered in subscription agreements with investors providing for the private placement of our shares. As of September 30, 2023, we had received capital commitments totaling $500 million, all of which was undrawn as of September 30, 2023, and $33.4 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments. $50 million, all of which was undrawn as of September 30, 2023, of capital commitment is from VHG Capital, L.P., an entity affiliated with us and the Adviser.

	September 30, 2023				December 31, 2022
(In thousands)	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$466,637	(1)	$466,612	0.01%	$-	$-	0.00%
(1) Excludes $33.4 million of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments.

Contractual Obligations
We have entered into an Investment Advisory Agreement with the Adviser pursuant to the 1940 Act to provide us with investment advisory services, and an Administration Agreement with the Administrator to provide us with administrative services. For more information about payments for services provided under these agreements, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Off-Balance Sheet Arrangements
In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2023, or December 31, 2022, for any such exposure.
Warehousing Transaction
The Adviser has entered into the Facility Agreement with the Financing Provider, an independent third party, to allow us to acquire Warehoused Assets by purchasing all or a portion of certain loans, together with any unfunded commitment therein and/or equity instruments owned and held by the Financing Provider pursuant to the terms and provisions of the Facility Agreement. The Warehousing Transaction was designed to assist us in deploying capital upon receipt of subscriptions.
As of September 30, 2023, there were three loans that the Financing Provider purchased having an aggregate amortized cost of $8,150 thousand.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support and Condition Reimbursement Agreement;
•the License Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Related Party Transactions” for further details.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Fair Value Measurements
One of the critical accounting estimates inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
In addition to using the above inputs in investment valuations, the Adviser will apply a valuation policy approved by our Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, we will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Revenue Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
Investment Transactions
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by us to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
We intend to elect to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.
If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the "Excise Tax Distribution Requirements"), we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates.
Valuation Risk
We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with valuation policy and procedures established by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we expect to borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.
We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the portion of our portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
We, our consolidated subsidiaries and the Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Registration Statement on Form 10, initially filed with the SEC on June 15, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the period covered by this Quarterly Report that were not registered under the 1933 Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements
None.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on June 15, 2023)
3.2	Amended and Restated Bylaws of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on June 15, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vista Credit Strategic Lending Corp.
Date: November 8, 2023	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: November 8, 2023	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer