Form 10-K
period 2023-12-31
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2024-03-08
CIK 1919369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56562
VISTA CREDIT STRATEGIC LENDING CORP.
(Exact name of registrant as specified in its charter)

Maryland	88-1906598

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards, Floor 77, New York, New York	10001

(Address of principal executive offices)	(Zip Code)
(212) 804-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2023 has not been provided because there is no established market for the registrant`s shares of common stock. As of March 8, 2024, the registrant had 3,809,577 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Parts of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	27

Item 1B.	Unresolved Staff Comments	63

Item 1C.	Cybersecurity	63

Item 2.	Properties	65

Item 3.	Legal Proceedings	65

Item 4.	Mine Safety Disclosures	65

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	65

Item 6.	Reserved	67

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	67

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	79

Item 8.	Consolidated Financial Statements and Supplementary Data:	81

	Report of Independent Registered Public Accounting Firm	82

	Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	83

	Consolidated Statements of Operations for the Year Ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	84

	Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	85

	Consolidated Statements of Cash Flows for the Year Ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	86

	Consolidated Schedule of Investments as of December 31, 2023	87

	Notes to Consolidated Financial Statements	89

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	106

Item 9A.	Controls and Procedures	106

Item 9B.	Other Information	106

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	106

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	106

Item 11.	Executive Compensation	106

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	106

Item 13.	Certain Relationships and Related Transactions, and Director Independence	107

Item 14.	Principal Accountant Fees and Services	107

PART IV

Item 15.	Exhibit and Financial Statement Schedules	107

Item 16.	Form 10-K Summary	109

Signatures		110

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of global economic, political and market conditions, including the risks of a slowing economy, rising inflation and risk of recession and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economies;
•the impact of adverse developments affecting the financial services and banking industries, including events or concerns involving liquidity, defaults or nonperformance by financial institutions;
•the fact that our portfolio companies are expected to operate in the enterprise software, data and technology-enabled businesses sector and are subject to risks particular to that industry; and
•changes in laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-K. These forward-looking statements apply only as of the date of this Form 10-K. Moreover, we assume no duty and do not undertake any obligation to update or revise these forward-looking statements or any other information, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
PART I.
In this Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and “Company” refer to Vista Credit Strategic Lending Corp, incorporated under the laws of the State of Maryland, and its consolidated subsidiaries;
•the term “Vista” refers to Vista Equity Partners, together with its affiliates, including Vista Credit Partners, L.P.;
•the term “Adviser” and “Administrator” refers to Vista Credit BDC Management, L.P., our investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly owned and consolidated subsidiary of Vista;
•“SMBC Credit Agreement” refers to the agreement governing our $200 million revolving credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”) which was entered into on November 14, 2023;
•“Warehousing Transaction” refers to a facility agreement (the “Facility Agreement”) the Adviser entered into on June 20, 2023 with a subsidiary of Cliffwater Corporate Lending Fund (the “Financing Provider”), an independent third party, to allow us to acquire portfolio investments (“Warehoused Assets”) by purchasing all or a portion of certain loans, together with any unfunded commitments therein and/or equity instruments owned and held by the Financing Provider pursuant to the terms and provisions of the Facility Agreement;
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 1. BUSINESS
General
We were formed on March 15, 2022 as a corporation under the laws of the State of Maryland. We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying” assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
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
We expect to invest in “middle-market companies,” which we define to generally mean companies with EBITDA of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high-yield and syndicated loan markets. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). Our target credit investments will typically have maturities between three and seven years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.
We expect to generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, we anticipate that many of our debt investments will have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (loans, bonds and other credit instruments). Our credit investments will typically consist of first- lien, unitranche, and second-lien debt facilities, and may include mezzanine debt, any of which may be “covenant-lite” (i.e., loans that do not have a complete set of financial maintenance covenants).
We are conducting private offerings (the “Private Offering”) of shares of our common stock, par value $0.01 per share (our “Common Stock”), to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”) and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s quarterly net asset value per share. In our perpetual-life structure, we may offer holders of our Common Stock (our “Stockholders”) an opportunity to repurchase their shares on a quarterly basis after an initial investment period, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we are not obligated by our charter (as amended and restated, the “Charter”) or otherwise to effect a liquidity event at any time.
Share Repurchase Program; Liquidity Options
Beginning no later than the first full calendar quarter after the one-year anniversary of the date on which we first have invested assets of at least $100 million (excluding cash and cash equivalents), and at the sole discretion of the Board of Directors, we intend to commence a share repurchase program in which we intend to repurchase, in each quarter, up to 3.5% of Common Stock outstanding as of the close of the previous calendar quarter, at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable quarter; provided that tendered shares of Common Stock that have not been outstanding for at least one year may be subject to an early repurchase fee of up to 2% of such shares’ net asset value. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be canceled and thereafter will be authorized and unissued shares.
The Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of Stockholders. As a result, share repurchases may not be available each quarter, Stockholders may not be able to sell their shares of Common Stock promptly or at a desired price and an investment in Common Stock is not suitable if a Stockholder requires short-term liquidity with respect to its investment in us.
In addition, subject to the receipt of appropriate Stockholder approvals, we may offer alternative liquidity options to Stockholders, including, but not limited to: (i) a listing of the Company’s shares on a national securities exchange, (ii) a merger or other transaction in which Stockholders will receive cash or shares of a listed company, (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (iv) an orderly wind down and/or liquidation.

Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.
Distribution Reinvestment Plan
We have adopted an “opt out” distribution reinvestment plan that will provide for reinvestment of our distributions on behalf of our Stockholders, unless a Stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution, then Stockholders who do not “opt out” of our distribution reinvestment plan, will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Stockholders can elect to “opt out” of our distribution reinvestment plan in their Subscription Agreements.
There will be no brokerage charges or other charges to Stockholders who participate in the plan. The plan administrator’s fees will be paid by us.
Stockholders who receive distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are Stockholders who elect to receive their distributions in cash. However, since a participating Stockholder’s cash distributions will be reinvested, such Stockholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A Stockholder’s basis for determining gain or loss upon the sale of stock received in a distribution from us will generally be equal to the total dollar amount of the distribution payable to the Stockholder. Any stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account.
Vista
Vista was formed in 2000 to pursue buyout transactions of enterprise software businesses and technology-enabled solutions companies. Since its founding, Vista has expanded both its personnel and product offerings. As of December 31, 2023, Vista, together with the Vista Value Creation Team (“VCT”), has over 650 employees, including over 185 investment professionals and over 105 VCT professionals. Vista manages a series of private equity funds pursuing buyout and strategic growth equity investments, a permanent capital fund that principally invests in operationally mature enterprise software businesses, credit funds which generally invest in the credit of enterprise software, data and technology-enabled companies and public equity market funds primarily focused on publicly traded securities, derivatives and similar instruments.
As Vista and the enterprise software, data and technology-enabled sector continued to grow, Vista Credit Partners, L.P. (“Vista Credit Partners” or “VCP”) was established in 2013 to help Vista expand into new, distinct and complementary investment strategies and further capitalize on Vista’s knowledge of software businesses, their operations and the software market. Vista believes that historically, software companies were capitalized primarily with equity because traditional lenders were reluctant to invest in a sector where they have limited investment experience and lack expertise. As both the VCP platform and overall credit market for enterprise software, data and technology-enabled businesses have developed and matured, the VCP Investment Team continues to seek to implement its specialized investment strategy across multiple markets.

As of September 30, 2023, Vista had over $101 billion in assets under management. Vista’s assets under management (“AUM”) generally represents the net asset value (“NAV”) of assets Vista manages based on U.S. generally accepted accounting principles plus unfunded commitment amounts as of the measurement date. NAV refers to the fair value of the assets of a fund less the liabilities of a fund. Vista’s AUM figures do not include assets held in certain employee contribution vehicles. Globally, Vista is one of the largest and most active investment firms dedicated to investing in the enterprise software, data and technology-enabled solutions sector, having closed over 600 transactions in the sector since inception through September 30, 2023.
The Adviser and Administrator - Vista Credit BDC Management, L.P.
Vista Credit BDC Management, L.P. serves as our investment adviser pursuant to the investment advisory agreement entered into on June 16, 2023 between us and the Adviser (the “Investment Advisory Agreement”). The Adviser also serves as our administrator pursuant to the administration agreement also entered into on June 16, 2023 between us and the Adviser (the “Administration Agreement”). The Adviser is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of the Board of Directors, the Adviser will be responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Adviser is an affiliate of Vista Credit Partners. Vista Credit Partners is the credit platform of Vista and leverages Vista’s extensive domain expertise, resources, market presence and proprietary investment acumen built on more than 21 years of successful investing experience in software-focused businesses to capitalize on credit investment opportunities in the growing enterprise software, data and technology-enabled businesses sector.
Vista Credit Partners is led by David Flannery, the President of Vista Credit Partners, and a dedicated team of approximately 25 investment professionals (the “VCP Investment Team”). Certain senior members of the VCP Investment Team maintain joint responsibility for overseeing VCP’s investment-related activities, including approving investment decisions made on behalf of VCP’s client accounts (the “VCP Investment Committee”). Greg Galligan is a Senior Managing Director of VCP and a member of the VCP Investment Committee. Mr. Galligan manages VCP’s direct lending business, and serves as our Chief Executive Officer and President.
We consider the members of the VCP Investment Committee to be our portfolio managers. The VCP Investment Team, under the VCP Investment Committee’s supervision, will source investment opportunities, conduct research, perform due diligence on potential investments, structure our investments and monitor our portfolio companies on an ongoing basis. The Adviser has limited operating history. Subject to the overall supervision of the Board of Directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the Investment Advisory Agreement.
The Adviser and its affiliates may provide management or investment services to others whose objectives overlap with ours. The Adviser may face conflicts in the allocation of investment opportunities to us and others. To address these conflicts, the Adviser has put in place an investment allocation policy that seeks to ensure fair and equitable allocation of investment opportunities over time and address the co-investment restrictions set forth under the 1940 Act.
Investment Advisory Agreement
On June 16, 2023 we entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage our investment program and related activities.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective (June 16, 2023), and will remain in effect from year to year thereafter if approved annually by a majority of the Board of Directors or by the holders of a Majority of the Outstanding Shares of Common Stock (as defined below) and, in each case, a majority of the independent directors. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of Common Stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of Common Stock present at a meeting, if the holders of more than 50% of the outstanding shares of Common Stock are present or represented by proxy or (2) a majority of outstanding shares of Common Stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

For providing these services, the Adviser will receive fees from the us consisting of two components: (1) a Management Fee and (2) an Incentive Fee (both as described below). The cost of the Management Fee and the Incentive Fee will ultimately be borne by our stockholders. No Management Fee or Incentive Fee will be payable to the Adviser until the commencement of investment activities.
The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of our net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period.
The Incentive Fee will consist of two components: the investment income component (the “Investment Income Incentive Fee”), and the capital gains component (the “Capital Gains Incentive Fee”). The two components are independent of each other, with the result that one component may be payable even if the other is not.

(i)Investment Income Incentive Fee
The Investment Income Incentive Fee is calculated quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable to the Adviser under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK and zero-coupon securities), accrued income that we may not have received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.00% annualized).
We will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:
•No Investment Income Incentive Fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
•100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up”; and
•12.5% of our pre-incentive fee net investment income, if any, that exceeds 1.43% (5.72% annualized).
The following is a graphical representation of the calculation of the quarterly incentive fee on income:
Quarterly Incentive Fee on
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of net assets)
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
We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.
Notwithstanding the foregoing, if we are required by U.S. GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the capital gains incentive fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by us for such investment plus (y) any amounts recorded in the our financial statements as required by U.S. GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in our financial statements, including payment-in-kind interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in our financial statements as required by U.S. GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with U.S. GAAP) at the time of acquisition.
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period.
The Investment Advisory Agreement provides that the Adviser and its affiliates’ respective officers, managers, partners, agents, employees controlling persons, members and any other person affiliated with the Adviser, including its general partner are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except where attributable to criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement.
Administration Agreement
On June 16, 2023, we entered into the Administration Agreement with its Adviser. Under the terms of the Administration Agreement the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to Stockholders and the Board of Directors and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which we are required to provide such assistance, assisting us in determining and publishing (as necessary or appropriate) our net asset value and overseeing the preparation and filing of our tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Adviser (and/or one or more of its affiliates) for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate Its obligations under the Administration Agreement to an affiliate and/or to a third party and we will reimburse the Adviser (or relevant affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions, on a direct basis without profit to the Adviser. We will bear our allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the our officers who provide operational, administrative, legal, compliance, finance and accounting services thereunder; their respective staffs; and other professionals who are employed by any of the Adviser’s affiliates that provide services to us, and that assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals.
Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective (June 16, 2023), and will remain in effect from year to year thereafter if approved annually by a majority of the Board of Directors or by the holders of a Majority of the Outstanding Shares of our Common Stock and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of our Common Stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
Expense Support and Conditional Reimbursement Agreement
We entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser on June 16, 2023, pursuant to which the Adviser may elect to pay certain of our expenses on our behalf (“Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees. As of December 31, 2023, the Adviser has elected to pay $3.0 million of the Company’s organization and offering expenses pursuant to the Expense Support Agreement. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by us under the Expense Support Agreement are be referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.
Our obligation to make a Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of December 31, 2023, we have recognized a liability in the amount of $3.0 million with respect to Reimbursement Payments owed to the Advisor under the Expense Reimbursement Agreement included in Due to Adviser in the accompanying Consolidated Statements of Assets and Liabilities. The Reimbursement Payment for any calendar quarter will be paid by us to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than 45 days after the end of such calendar quarter.
Either we or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Adviser will remain our obligation following any such termination, subject to the terms of the Expense Support Agreement.
License Agreement
We have entered into a license agreement (the “License Agreement”) with Vista Equity Partners Management LLC (and any other relevant entities), pursuant to which we have been granted a non-exclusive license to use the name “Vista.” Under the License Agreement, we have a right to use the Vista name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Vista” name or logo.

Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers are employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The VCP Investment Team will focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Adviser for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement and the Investment Advisory Agreement, including our allocable portion of the cost of our officers and their respective staffs.
Board of Directors
Our Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future.
Competitive Advantages
Differentiated underwriting and diligence capabilities in the enterprise software sector
We leverage the industry knowledge, domain expertise and operating experience of the broader Vista platform to assist in underwriting and managing investments and investment opportunities. The VCP Investment Team has proprietary knowledge and insights obtained from the thousands of enterprise software, data and technology-enabled solutions businesses reviewed since Vista’s inception. Vista’s funds are actively in dialogue with, or invested in, technology-enabled solutions businesses of all stages and capitalization profiles, including (i) publicly listed companies or active debt issuers, and (ii) private companies ranging from companies with multibillion-dollar valuations to companies with recurring revenue profiles of as low as $10 million. The breadth of Vista’s platform also provides the VCP Investment Team with purview into the trends observed by the management teams, third-party investors, and other stakeholders of these sectors through the lens of varying business stages and cycles. As a result, we believe we are well-positioned to make informed decisions on valuation, competitive positioning and the risk profile of businesses exhibiting the recognizable traits of enterprise software workflows, which we believe will permit us to take advantage of opportunities that are not consistently viewed by other general market participants.
We utilize the services provided by the Vista Value Creation Team (“VCT”) to enhance our operational due diligence capabilities for certain investment opportunities. VCT team members have a mix of operational and consulting backgrounds. They are subject matter experts and focus on working closely with Vista’s portfolio companies. This captive capability allows Vista to control and refine the diligence process from end-to-end, enabling it to reduce its reliance on outside parties for critical review items, and further build what Vista believes is an institutional knowledge advantage over other market participants on how enterprise software businesses operate. We view VCT as an attractive, proprietary and valuable asset available to us for underwriting our investments, which enhances the depth and capabilities of the underwriting process and acumen of the team at large.
Favorable characteristics and long-term trends of the enterprise software sector
We believe that focusing on the enterprise software, data and technology-enabled businesses sector is a mandate that seeks to provide compelling risk-adjusted returns across a narrower band of outcomes rather than investing in the broader credit markets. The defensive nature of the software operating model is driven by mission criticality of enterprise solutions, highly recurring revenue models, strong customer and revenue retention dynamics, high gross margins coupled with significantly variable cost structures, high free cash flow generation once scaled, and an attractive collateral base.
In addition to its defensive characteristics, the enterprise software, data and technology-enabled businesses sector also serves virtually every end market, creating significant inherent end-market diversity within the target investment base. Many businesses in the sector tend to focus vertically and provide solutions that cater specifically to a given end market. We believe this focus and history of providing differentiating solutions based on a specific end market has led to their stability and longevity, as we believe that these businesses offer their customers attractive, industry-specific capabilities and functionality that are difficult to replace or substitute. Horizontally focused software-enabled services will typically have their own inherent industry diversification as they optimize specific workflows and then monetize this “better solution” across numerous customers in all several industries. We believe this combination of end-market and end-

customer diversification should serve to limit any single industry concentration risk or correlation with a key macro driver, such as a given commodity price or percentage share of consumer spending.
Proprietary and Differentiated Sourcing Model
The VCP Investment Team maintains extensive direct sourcing relationships across multiple channels, including directly with the management teams of companies, private equity sponsors and venture capital/growth equity firms, and also sources a meaningful number of opportunities through proprietary relationships or direct referrals from investment team members across the broader Vista platform. Across its history, VCP has benefited from referrals from other Vista colleagues for FounderDirect Lending, a part of Vista’s lending strategy that offers first-lien loans (with some equity component) directly to founder-run enterprise software companies, or transactions that are structured as first-lien loans (with some equity component). Since 2011, Vista has evaluated over 13,500 enterprise software, data and technology-enabled solutions company investment opportunities (as of December 31, 2023). We believe that this scale and breadth afford us the capability to source and identify far more opportunities for us than would otherwise be possible if we were a standalone credit manager.
As of September 30, 2023, Vista has over 185 investment professionals focused on enterprise software and software-related businesses; we believe that VCP, together with other teams across the Vista platform, equates to one of the largest software vertical sourcing capabilities when compared to any other private equity or private credit manager. Importantly, the VCP Investment Team also directly engages in dedicated venture capital and growth equity origination. As a result, VCP leverages a sourcing channel that is unique amongst private credit firms which traditionally rely solely on relationships with banks, venture capital firms, and sponsors.
Notwithstanding the above, the VCP Investment Team has established long-standing relationships with other lenders and private equity firms through decades of experience in the debt markets. Since inception, the VCP Investment Team has closed on over 500 transactions with more than 65 private equity firms, and we believe Vista is a preferred financing partner given its domain expertise and ability to provide scaled capital along with transaction certainty. VCP believes that Vista’s investment track record has earned Vista a distinguished reputation in the software industry, which results in high demand from institutions to work with Vista, including specifically VCP, such that when we invest in a transaction, we expect that it will be viewed as a positive signal to the market and other potential lenders, making it an attractive financing partner to private equity firms.
Market Opportunity
We believe the market environment is favorable to pursue an investment strategy that is primarily focused on technology and software-enabled corporate credit issuers in both the private credit market, in which loans are typically negotiated privately between an issuer and a small number of lenders, and the liquid credit market, which consists of broadly syndicated loans and other, more liquid credit investments. We believe that focusing on the software-enabled service industry is a mandate that enables us to provide compelling risk-adjusted returns across a narrower band of outcomes than investing in the broader credit markets. We believe that enterprise software services represent one of the key drivers of efficiency gains and innovation for businesses of all sizes over the last 50 years. We further believe the automation and workflow best practices offered by enterprise software are critical to virtually all industries throughout the global economy, and expect enterprise software to remain a key part of the infrastructure for these industries going forward.
Shifting Demand from Public to Private Markets
We believe there is an increasing trend of private software and technology companies staying private for longer, as well as both avoiding private equity ownership and increasing their valuations prior to going public. We believe this trend will fuel increased demand for debt or alternative financing solutions, which are less dilutive than traditional venture capital and growth equity. We also believe that, particularly within the software industry, the need for capital solutions at late stage, mature and developed companies will continue to expand at a faster rate than the overall industry.

Increasing Demand for Alternative Financing Solutions in Non-Sponsored Companies
Within software credit, we have observed an increasing demand for loans among non-sponsored companies. These businesses are generally not pursuing a change of control transaction, but seek additional capital to support growth, finance an execution, secure liquidity to achieve a milestone on the path to an eventual IPO, or execute on other higher value, lower risk strategic initiatives. In these situations, founders may be reluctant to raise equity capital due to concerns around cost, dilution, or setting an interim valuation between equity raises. We believe the growth in the broader software market and preference for private companies to wait longer and grow larger prior to going public has driven an attendant increase in the demand for scaled, financing solutions across the capital structure for private software companies.
Sponsor Market Opportunity
We believe there is a large pool of committed but invested private equity capital for technology and software-enabled companies. We believe this substantial pool of investment capital will drive strong levels of sponsor-led buyout activity, which, in turn, will fuel demand for private credit.
Increased Addressable Markets and Broader Diversification Across Industries
We believe that the focus on the “digitization of the economy” leads to the incorporation of software-enabled services into an extensive collection of different industries. As software continues to displace existing hardware spend or traditional labor and service workflows, it is capturing additional investment resources from other areas of expense such as IT spend on hardware, resourcing for R&D or headcount. We believe that this increased level of investment resources budgeted for software-enabled services has (i) driven increased addressable markets and (ii) broadened diversification across industries, which in each case serve as tools that are either utilized “horizontally” by a wide range of stakeholders across many industries, or “vertically” in specific industries or markets that focus on particular niches.
Attractive Credit Attributions
Enterprise software and technology enabled businesses possess attractive business models that generally drive consistent, predictable performance. Notably, contractual revenue basis, low fixed costs, and compelling unit economics drive attractive margin and free cash flow profiles. Because of these attractive attributes, lending into enterprise software and technology enabled companies has typically had lower loan-to-values versus the broader market, resulting in attractive and durable positioning. Further, the asset base of enterprise software and technology enabled businesses often has strategic value, namely through their intellectual property base. In addition, we believe there is a large universe of strategic and corporate buyers that enhances for software and technology enabled companies that provides downside protection and a “second way out” for investments in these companies and presents opportunities for us to participate in primary financing activity and refinancing of existing loan packages.
Investment Process Overview
VCP has developed and refined a disciplined, scalable process to source and evaluate potential investment opportunities, structure and execute those transactions and manage the investments and associated risk in an effort to deliver attractive returns to investors.
Sourcing
The VCP Investment Team maintains and develops direct sourcing relationships across key channels, including directly with the management teams of companies, private equity sponsors and venture capital/growth equity firms. VCP employs senior professionals focused exclusively on sourcing and structuring new investment ideas from private equity firms as well as venture capital and growth equity firms, who increasingly are looking for creative capital partners in follow-on financing events that can deliver differentiated financing products to later-stage growth companies. Since inception, VCP has closed over 500 investments with over 65 private equity sponsors.
To complement the team’s direct sourcing and market coverage models, VCP intends to source a meaningful number of opportunities for us from proprietary relationships or direct referrals from investment team members across Vista. Across its history, VCP has benefited from referrals from other Vista colleagues for FounderDirect Lending. In addition to referrals from other investment professionals within Vista, VCP leverages Vista’s network of over 960 intermediary relationships with institutions such as investment banks, financing advisors, and commercial banks to generate investment opportunities in the enterprise software, data and technology-enabled businesses sector. We believe that Vista’s investment track record has earned Vista a distinguished reputation in the software industry, which has led to high demand from institutions to work with Vista, including VCP specifically. In addition, VCP also intends to leverage Vista’s proprietary database that currently includes several thousand software companies within Vista’s target market. Since 2011, Vista has evaluated over 13,500 enterprise software, data and technology-enabled solutions company investment opportunities across market capitalizations (as of December 31, 2023).

Vista believes that ESG considerations are essential to creating value for its stakeholders and to developing a sustainable, long-term strategy for its companies and within the Firm. Vista believes that properly managed ESG factors can drive long-term success, and we strive for broad understanding and accountability of our ESG principles and actions across our organization. Vista works with third-party legal counsel to assist with ESG due diligence for private equity and credit investments, and with an outside ESG and impact strategy firm to support measurement of positive ESG-related outcomes at certain portfolio companies.
Underwriting
All new potential investments will be initially screened by a senior member of the VCP Investment Team for fit with the investment strategy. Viable opportunities will be assigned to an internal deal team that will complete a preliminary review of the available materials and conduct an initial credit assessment including identification of strengths, potential risks and mitigants, key questions and an evaluation of the structure to support a decision to decline or move forward to perform more detailed diligence and analysis. Transactions are initially brought up for discussion with the Adviser screening committee (the “Adviser Screening Committee”), which is comprised of a subset of senior members of the VCP Investment Team. The applicable deal team, together with the Adviser Screening Committee, decide whether to decline or move forward to perform more detailed diligence and analysis based on the preliminary review and findings. If the relevant deal team is supportive of the transaction, it will then commence full diligence to address the raised credit, structure and/or transaction issue(s), if any, among other typical diligence and underwriting procedures.
The underwriting and closing process typically takes three to eight weeks but may take longer depending on the size and complexity of the potential investment and the process or situation. Typical diligence often includes the participation in one or multiple management meetings or calls; review of investor presentations, investment memorandum, audits, historical financials and projection models; review of third-party diligence such as accounting reports, industry studies and/or customer calls; follow-up calls and additional qualitative and quantitative analysis as necessary. However, the due diligence process for any particular investment will vary and there can be no guarantee that each of the factors identified herein will be completed prior to making an investment in us. Upon completion of diligence, the relevant deal team will prepare a credit memorandum that summarizes the findings and makes a recommendation to the VCP Investment Committee for approval. After the VCP Investment Committee issues its final approval, the relevant deal team will issue a commitment in connection with the potential investment.
Structure of Investments
We will seek to invest in primary issue debt financings for new platform investments, add-on acquisitions whereby the acquired companies will be integrated into existing portfolio companies, refinancings and recapitalization transactions, and may also make opportunistic purchases in the secondary market. We intend to invest primarily in first-lien, unitranche, and second-lien debt facilities but will maintain capital structure flexibility and may make investments in mezzanine debt and, in certain circumstances, preferred equity or common equity investments. A unitranche loan is a single loan that blends the characteristics of traditional first-lien, senior secured debt and traditional junior debt. We believe this flexibility will allow us to make relative value investment decisions depending on the type of transaction and the credit merits of each underlying business.
The terms of the investments will depend on the facts and circumstances of each transaction, market conditions and the credit attributes of a particular business. First-lien loans generally have terms of five to seven years, and second-lien and unitranche loans generally have terms of six to eight years, each typically with variable interest rates. VCP intends to generally structure the investments to include affirmative covenants, which require certain actions on the part of the borrower, such as ongoing reporting requirements, negative covenants, which restrict the borrower from taking certain actions, such as limitations on debt incurrence, liens incurrence or restricted payments, and financial maintenance covenants, which require maintaining certain financial conditions. Such covenants are designed to minimize the risk of principal loss, and will seek to prioritize capital preservation in all investments, including, without limitation, those that are equity-linked or equity-like in nature. For FounderDirect investments, VCP often obtains the opportunity to generate return in excess of contractual returns associated with its credit investment through warrant participation. These warrant shares are often “struck” at a discount to VCP’s view of enterprise value, providing attractive upside convexity.

Portfolio and Risk Management
The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and outlook;
•comparisons to other companies in the portfolio company’s industry;
•attendance at, and participation in, board meetings; and
•review of periodic financial statements and financial projections for portfolio companies.
Beyond the policies detailed above, the Adviser performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions.
Frequency of review of individual loans is determined on a case-by-case basis, based on internal risk ratings as laid out below, total exposure and other criteria set forth by the Adviser. We have developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as internal risk ratings. Internal risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

Internal Risk Rating	Summary Description
1
Investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.

2
Investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and/or unchanged; and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. There is no concern about repayment of both interest and our costs basis. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2.

3
Investments with a grade of 3 indicate that the portfolio company is performing materially below expectations and the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of other factors such as non-compliance with debt covenants; however, payments are generally not more than 120 days past due.

4
Investments with a grade 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Portfolio Composition
As of December 31, 2023 and 2022, the fair value of our investments was $104.9 million and $0, respectively, in 16 and 0 portfolio companies, respectively. The type, geography and industry compositions of our investments, each as a percentage of the fair value of our investments as of December 31, 2023 and 2022 were as follows:

	As of December 31,
Type - % of Fair Value	2023	2022
First-lien debt	100.0%	-
Total	100.0%	-

	As of December 31,
Type - % of Fair Value of First-Lien Debt	2023	2022
Floating	100.0%	-
Fixed	0.0%	-
Total	100.0%	-

	As of December 31,
Industry - % of Fair Value	2023	2022
Health-Care Technology	4.7%	-
Insurance	0.3%	-
IT Services	34.5%	-
Oil, Gas & Consumable Fuels	9.4%	-
Software	51.1%	-
Total	100.0%	-

	As of December 31,
Geography - % of Fair Value	2023	2022
United States	85.9%	-
Switzerland	14.1%	-
Total	100.0%	-
See the Consolidated Schedule of Investments as of December 31, 2023 in our consolidated financial statements in Part II, Item 8, of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Competition
Our primary competitors in providing financing to middle-market technology companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. See “Item 1A. Risk Factors—Risks Relating to Our Business—We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
Regulation as a Business Development Company
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(a)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(i)is organized under the laws of, and has its principal place of business in, the United States;
(ii)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(iii)satisfies any of the following:
(1)does not have any class of securities that is traded on a national securities exchange;
(2)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(3)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(4)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(b)Securities of any eligible portfolio company controlled by us.
(c)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(e)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.
Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within 10 years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) Stockholders authorize the proposal to issue such warrants, and the Board of Directors approves such issuance on the basis that the issuance is in our and the Stockholders’ best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed.
Senior Securities; Asset Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our Stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. In connection with their Subscription Agreements, our Stockholders are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.
In addition, while any senior securities remain outstanding, we would be required to make provisions to prohibit any dividend distribution to Stockholders or the repurchase of such securities or shares unless it meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
Code of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Affiliated Transactions. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We expect to rely on exemptive relief that was granted by the SEC on July 18, 2023 to allow us to co-invest with other funds and accounts managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of the Board of Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and is consistent with our investment objective and strategies and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between us and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of other funds established by the Adviser that could avail themselves of the exemptive relief.
Cancellation of the Investment Advisory Agreement. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of Common Stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective (June 16, 2023), and will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.
Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and are subject to the periodic reporting and related requirements of the 1934 Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our Stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of Outstanding Shares of Common Stock.
We are not generally able to issue and sell Common Stock at a price below net asset value per share. We may, however, issue and sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current net asset value of Common Stock if (1) the Board of Directors determines that such sale is in our best interests and the best interests of our Stockholders, and (2) our Stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act.
Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject Stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set out below. The guidelines are reviewed periodically by the Adviser and our directors who are not “interested persons,” and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to the Adviser.
As an investment adviser registered under the Adviser Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy Policies
As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
We will vote proxies relating to our clients’ securities in the best interest of our clients’ Stockholders. We will review on a case-by-case basis each proposal submitted for a Stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.
Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
Stockholders may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Vista Credit Strategic Lending Corp., Attention: Ken Burke, 50 Hudson Yards, Floor 76, New York, NY 10001.
Privacy Policy
We are committed to maintaining the confidentiality, integrity and security of non-public personal information relating to Stockholders. The following information is provided to help Stockholders understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we will not collect any non-public personal information relating to our Stockholders, other than name, address, and number of shares held by the Stockholder. This information will be used only so that we can service our Stockholder’s account, send annual reports, proxy statements, and other information required by law. With regard to this information, we will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our Stockholders.

We may share information that we collect regarding a Stockholder with certain of our service providers for legitimate business purposes, for example, in order to process trades or mail information to Stockholders. In addition, we may disclose information that we collect regarding a Stockholder as required by law or in connection with regulatory or law enforcement inquiries.
Reporting Obligations
We will furnish our Stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.
Stockholders and the public may view the materials we file with the SEC through its website at www.sec.gov. The reference to our website, www.vistastrategiclending.com, is an inactive textual reference only and the information contained on our website is not a part of this Annual Report on Form 10-K.
Taxation as a Regulated Investment Company
We have elected to be treated and to qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to the Stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our Stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or is deemed to distribute) to Stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our Stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may-also have to include in income other amounts that it has not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our Stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.
Under the 1940 Act, we are not permitted to make distributions to our Stockholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our Stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a Stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, it may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our Stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent we do not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our Stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
If we were unable to qualify for treatment as a RIC, and certain relief provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to Stockholders, nor would distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our Stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years and then seek to requalify as a RIC, we may be required to pay corporate-level tax on the unrealized appreciation recognized during the succeeding five-year period unless we make a special election to recognize gain to the extent of any unrealized appreciation in our assets at the time of requalification.
Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable. Although we expect to operate in a manner so as to qualify continuously as a RIC, we or our investment adviser may decide in the future that we should be taxed as a C corporation, even if we would otherwise qualify as a RIC, if we determine that treatment as a C corporation for a particular year would be in our best interest.
The remainder of this discussion assumes that we qualify as a RIC for each taxable year.
Taxation of U.S. Stockholders
Our distributions generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Common Stock. To the extent such distributions paid by us to Stockholders taxed at individual rates are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a current maximum tax rate of 20%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Stockholder as long-term capital gains that are currently taxable at a maximum rate of 20% in the case of Stockholders taxed at individual rates, regardless of the U.S. Stockholder’s holding period for his, her or its Common Stock and regardless of whether paid in cash or reinvested in additional Common Stock. Distributions in excess of our earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such Stockholder’s Common Stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. Stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, and the U.S. Stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax we paid thereon. Because we expect to pay tax on any retained capital gains at our regular corporate tax rate, and because that rate is in excess of the maximum rate currently payable by U.S. Stockholders taxed at individual rates on long-term capital gains, the amount of tax that individual U.S. Stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. Stockholder’s other U.S. federal income tax obligations. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder’s cost basis for his, her or its Common Stock. In order to utilize the deemed distribution approach, we must provide written notice to our Stockholders prior to the expiration of 60 days after the close of the relevant taxable year.
For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. Stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend we declared in October, November or December of any calendar year, payable to Stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. Stockholders on December 31 of the year in which the dividend was declared.
With respect to the reinvestment of distributions, if a U.S. Stockholder owns shares of Common Stock registered in its own name, the U.S. Stockholder will have all cash distributions automatically reinvested in additional shares of Common Stock unless the U.S. Stockholder opts out of the reinvestment of distributions by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested will nevertheless remain taxable to the U.S. Stockholder. The U.S. Stockholder will have an adjusted basis in the additional shares of Common Stock purchased through the reinvestment equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account.
If an investor purchases shares of Common Stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution. However, the Stockholder will be taxed on the distribution as described above, despite the fact that, economically, it may represent a return of his, her or its investment.
A U.S. Stockholder generally will recognize taxable gain or loss if the U.S. Stockholder sells or otherwise disposes of his, her or its shares of Common Stock. The amount of gain or loss will be measured by the difference between such U.S. Stockholder’s adjusted tax basis in the Common Stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of Common Stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of Common Stock may be disallowed if other shares of Common Stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.
In general, U.S. Stockholders taxed at individual rates currently are subject to a maximum U.S. federal income tax rate of 20% on their recognized net capital gain (i.e., the excess of recognized net long-term capital gains over recognized net short-term capital losses, subject to certain adjustments), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by such U.S. Stockholders. In addition, individuals with modified adjusted gross income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes gross income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses), reduced by certain deductions allocable to such income. Corporate U.S. Stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate U.S. Stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year. Any net capital losses of a non-corporate U.S. Stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate U.S. Stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

Under applicable Treasury regulations, if a U.S. Stockholder recognizes a loss with respect to shares of $2 million or more for a non-corporate U.S. Stockholder or $10 million or more for a corporate U.S. Stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. Stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. Stockholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. Stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. Stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper.
U.S. Stockholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.
We (or the applicable withholding agent) will send to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. Stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 20% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Stockholder’s particular situation.
We may be required to withhold U.S. federal income tax (“backup withholding”) from all distributions to certain U.S. Stockholders (i) who fail to furnish us with a correct taxpayer identification number or a certificate that such Stockholder is exempt from backup withholding or (ii) with respect to whom the IRS notifies us that such Stockholder furnished an incorrect taxpayer identification number or failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. Stockholder’s federal income tax liability, provided that proper information is provided to the IRS.
For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, Stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the effectiveness of this Registration Statement. In addition, there can be no assurance that we will qualify as a publicly offered RIC for any of our taxable years. If we are not a publicly offered RIC for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fees paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
Taxation of Non-U.S. Stockholders
The following discussion only applies to certain Non-U.S. Stockholders. Whether an investment in the Common Stock is appropriate for a Non-U.S. Stockholder will depend upon that person’s particular circumstances. An investment in the Common Stock by a Non-U.S. Stockholder may have adverse tax consequences. Non-U.S. Stockholders should consult their tax advisers before investing in the Common Stock. The following discussion does not apply to Non-U.S. Stockholders that are engaged in a U.S. trade or business or hold their shares in connection with a U.S. trade or business. Such Non-U.S. Stockholders should consult their tax advisers to determine the consequences to them of investing in the Common Stock.
Distributions of our “investment company taxable income” to Non-U.S. Stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. Stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. No withholding is required with respect to certain distributions if (i) the distributions are properly reported as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. No assurance can be provided as to whether any of our distributions will be reported as eligible for this exemption. (Special certification requirements apply to a Non-U.S. Stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their tax advisers.)
Actual or deemed distributions of our net capital gains to a Non-U.S. Stockholder, and gains realized by a Non-U.S. Stockholder upon the sale of Common Stock, will generally not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Stockholder.
Under our reinvestment of distributions policy, if a Non-U.S. Stockholder owns shares of Common Stock registered in its own name, the Non-U.S. Stockholder will have all cash distributions automatically reinvested in additional shares of Common Stock unless it opts out of the reinvestment of distributions by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See “—Distribution Reinvestment Plan.” If the distribution is a distribution of our investment company taxable income, is not designated by us as a short-term capital gains dividend or interest-related dividend and it is not effectively connected with a U.S. trade or business of the Non-U.S. Stockholder (or, if required by an applicable income tax treaty, is not attributable to a U.S. permanent establishment of the Non-U.S. Stockholder), the amount distributed (to the extent of our current or accumulated earnings and profits) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) and only the net after-tax amount will be reinvested in Common Stock. The Non-U.S. Stockholder will have an adjusted basis in the additional common shares purchased through the reinvestment equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the Non-U.S. Stockholder’s account.
The tax consequences to Non-U.S. Stockholders entitled to claim the benefits of an applicable tax treaty or that are individuals that are present in the U.S. for 183 days or more during a taxable year may be different from those described herein. Non-U.S. Stockholders are urged to consult their tax advisers with respect to the procedure for claiming the benefit of a lower treaty rate and the applicability of foreign taxes.
If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the Stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. Stockholder must obtain a U.S. taxpayer identification number and file a refund claim even if the Non-U.S. Stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.
We must generally report to our Non-U.S. Stockholders and the IRS the amount of dividends paid during each calendar year and the amount of any tax withheld. Information reporting requirements may apply even if no withholding was required because the distributions were effectively connected with the Non-U.S. Stockholder’s conduct of a United States trade or business or withholding was reduced or eliminated by an applicable income tax treaty. This information also may be made available under a specific treaty or agreement with the tax authorities in the country in which the Non-U.S. Stockholder resides or is established. Under U.S. federal income tax law, interest, dividends and other reportable payments may, under certain circumstances, be subject to “backup withholding” at the then applicable rate (currently 24%). Backup withholding, however, generally will not apply to distributions to a Non-U.S. Stockholder of Common Stock, provided the Non-U.S. Stockholder furnishes to us the required certification as to its non-U.S. status, such as by providing a valid IRS Form W-8BEN or IRS Form W-8BEN-E, or certain other requirements are met. Backup withholding is not an additional tax but can be credited against a Non-U.S. Stockholder’s federal income tax, and may be refunded to the extent it results in an overpayment of tax and the appropriate information is timely supplied to the IRS.
Legislation commonly referred to as the “Foreign Account Tax Compliance Act” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and certain transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. Stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. Stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. Stockholder might be eligible for refunds or credits of such taxes.
Non-U.S. Stockholders should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the Common Stock.
ITEM 1A. RISK FACTORS
Summary of Risk Factors
Investing in shares of our Common Stock involves a number of significant risks. Stockholders should carefully consider information found in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Some of the risks involved in investing in shares of our Common Stock include:
Risks Related to Our Business and Structure
•We have limited operating history.
•We are a privately placed, perpetual-life BDC, and our Stockholders may not be able to transfer or otherwise dispose of our Common Stock at desired times or prices, or at all.
•We may have difficulty sourcing investment opportunities.
•Due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
•We may borrow money, including pursuant to the SMBC Credit Agreement, which may magnify the potential for gain or loss and may increase the risk of investing in us.
Risks Related to the Adviser and its Affiliates
•Our ability to achieve our investment objective depends on the Adviser’s ability to manage and support our investment process.
•The Adviser and its affiliates have no prior experience managing a business development company.
•Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage.
•The Adviser or its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.
Risks Related to Business Development Companies
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.
•Failure to maintain our status as a business development company would reduce our operating flexibility.
•Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
Risks Related to Our Investments
•Our portfolio companies are expected to operate in the enterprise software, data and technology-enabled businesses sector and are subject to risks particular to that industry.

•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or we could become subject to lender liability claims.
•The due diligence investigation that our Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.
Risks Related to the Private Placement of Common Stock
•Stockholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments (defined below) in assets that can be readily converted to cash.
•Stockholders who default on their Capital Commitment to us will be subject to significant adverse consequences.
Risks Related to our Common Stock
•The amount of any distributions we may make on our Common Stock is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
•Distributions on our Common Stock may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Private Offering. Therefore, portions of the distributions that we pay may represent a return of capital that will lower an investor’s tax basis in your shares of its Common Stock and reduce the amount of funds we have for investment in targeted assets.
•Our shares are not listed on an exchange or quoted through a quotation system and we do not currently intend to seek such listing or quotation. We intend, but are not required, to offer to repurchase shares of Common Stock on a quarterly basis after an initial investment period. As a result, Stockholders will have limited liquidity and may not be able to sell shares promptly, in desired quantities or at desired prices.
Federal Income Tax Risks
•We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. Stockholders will be treated as having received a dividend from us in the amount of such U.S. Stockholders’ allocable share of the Management Fee and Incentive Fee paid to the Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholders.
General Risks
•We may experience fluctuations in our operating results.
•We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
•Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
Risk Factors
Investments in the Company involve a high degree of risk. There can be no assurance that our investment objective will be achieved. The following considerations, along with the other information in this included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC, should be carefully evaluated before making an investment in our Common Stock. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified or which we do not currently deem material. If any of those risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value per share of Common Stock could decline, and Stockholders may lose all or part of their investment.
Risks Related to Our Business and Structure
We have a limited operating history.
We were formed in March 2022 and did not commence activities until late 2023. Additionally, the results of any other funds and accounts managed by the Adviser or its affiliates that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. As a result, we are subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a Stockholder’s investment could decline substantially or become worthless.
We are a privately-placed, perpetual-life BDC, and our Stockholders may not be able to transfer or otherwise dispose of our Common Stock at desired times or prices, or at all.
We are a privately-placed, perpetual-life BDC. Our Common Stock may generally only be transferred with our consent, and we may grant or withhold such consent in our sole discretion. Although we expect to offer a share repurchase program in the future, we can offer no assurances as to whether we will do so, the prices at which shares may be repurchased, or how many shares may be repurchased at any given time. Additionally, our shares are not listed for trading on a stock exchange or other securities market. Thus, there is currently not a public market for our Common Stock, and we do not currently expect that such a public market will ever develop. As a result, our Stockholders must be prepared to bear the economic risk of an investment in us for an indefinite period.
We may have difficulty sourcing investment opportunities.
We cannot assure Stockholders that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure Stockholders that we will achieve our anticipated investment pace. As a result, Stockholders will be unable to evaluate any future portfolio company investments prior to purchasing shares of our Common Stock. Additionally, the Adviser will select our investments, and our Stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Stock. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
In addition, we anticipate that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay the Management Fee to the Adviser throughout this interim period irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.
We are subject to certain risks related to the Warehousing Transaction.
We may not be able to consummate or realize the anticipated benefits from the Warehousing Transaction. Under the Warehousing Transaction, loans are required to be purchased from the Financing Provider at prices based on cost plus adjustments, fees or other amounts designed to compensate the Financing Provider for holding the loans before they are purchased from the Financing Provider. As a result, we may incur additional costs in connection with acquiring loans through the Warehousing Transaction compared to purchasing them directly.
The purchase of loans from the Financing Provider will be at prices determined under the Facility Agreement regardless of the assets’ market prices at the time of acquisition. As a result, we may pay more or less than the current market value of such assets when we acquire them. We may purchase such assets even if they are in default.

We may not be able to raise sufficient funds to purchase the assets in the Warehousing Transaction. Even if we have sufficient funds to purchase the assets in the Warehousing Transaction, we may not have sufficient funds to make other investments. We may also borrow to obtain funds necessary to purchase assets in the Warehousing Transaction. See “Item 1. Business—Warehousing Transaction.”
We generally will not control the business operations of our portfolio companies.
We may acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor and could decrease the value of our portfolio holdings.
Due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing or initial public offering. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.
We may finance our investments with borrowed money, which will magnify the potential for gain or loss and may increase the risk of investing in us.
As part of our business strategy, we have and may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. For example, on November 14, 2023, we entered into the SMBC Credit Agreement, pursuant to which we obtained a $200 million revolving credit facility, of which $77.3 million was outstanding as of December 31, 2023. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our Stockholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions on our Common Stock. Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds.
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.
We cannot assure Stockholders that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, when we use leverage to finance our assets, our financing costs will reduce cash available for distributions to Stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 150% (or 200% if certain requirements under the 1940 Act are not met).
If our asset coverage ratio were to fall below 150% (or 200%, as applicable), we could not incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions may be significantly restricted or we may not be able to make any such distributions at all.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our Stockholders, when we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments, our cash and/or our right to call unused Capital Commitments from the Stockholders. . In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the Stockholders. Specifically, our obligations under the SMBC Credit Agreement are secured by (i) our ability to call capital from Stockholders, (ii) the capital commitments and capital contributions of Stockholders and (iii) the bank accounts to which such capital contributions are funded into by the Stockholders. In addition, SMBC has the right on behalf of us to directly call unused Capital Commitments and enforce remedies against the Stockholders.
Provisions in the SMBC Credit Agreement and other agreements governing other borrowings may limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.
We have entered into the SMBC Credit Agreement and may enter into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close additional credit facilities or obtain other financing.
Further, if our borrowing base under a credit facility or other borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or other borrowings or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.
We may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.
Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the SMBC Credit Agreement, we may not, without SMBC’s written consent:
•merge, divide or consolidating with or into any other entity;
•create or suffer to exist any mortgage, pledge, security interest, conditional sale or lien upon certain of our property, subject to certain exceptions;
•amend, alter, modify, terminate or change any provision of our governing documents;
•permit the transfer of any shares of Common Stock or transfer or cancellation of any Capital Commitments of a Stockholder;
•declare or pay any dividends or distributions, other than distributions required to maintain our status as a RIC; or
•repurchase any shares of our Common Stock from Stockholders, except in connection with a share repurchase program such that all shares of Common Stock repurchased do not exceed (i) 3.5% of all shares of Common Stock issued on or prior to the time of such redemption in any fiscal quarter and (ii) 11% of all shares of Common Stock on a cumulative basis.
Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
As part of certain credit facilities or other borrowings, the right to make capital calls of Stockholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. For example, our obligations under the SMBC Credit Agreement are secured by (A) our ability to call capital from Stockholders, (B) the capital commitments and capital contributions of Stockholders and (C) the bank accounts to which such capital contributions are funded into by Stockholders. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.
We are exposed to risks associated with changes in interest rates.
Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and could increase our interest expense, thereby decreasing our net income.
In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
If interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to the Adviser.
Also, an increase in interest rates available to investors could make an investment in our Common Stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our Common Stock.
We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure Stockholders that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.
We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.
Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
There is not a public market or active secondary market for many of the types of investments in privately held companies that we intend to hold and make. Many of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated OTC secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board of Directors. In accordance with Rule 2a-5 under the 1940 Act, our Board of Directors has designated the Adviser to serve as valuation designee. Subject to the oversight of our Board of Directors, the Adviser will value our investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in fair valuing our investments, as the Adviser’s Management Fee is based in part on our gross assets. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in net asset value. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board of Directors. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.
Our Board of Directors may change our operating policies and strategies without prior notice or Stockholder approval, the effects of which may be adverse to our Stockholders.
Our Board of Directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without Stockholder approval. However, absent Stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause Stockholders to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our Stockholders may not agree.

We may face competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity or credit funds and mezzanine funds) and other clients of the Adviser or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle-market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC and/or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our Common Stock and our ability to pay distributions to our Stockholders.
Cybersecurity risks and cyber-incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-incidents. A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our internal and third-party information systems and the information systems of our portfolio companies, including increased risks resulting from remote working. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We may outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.
Compliance with the privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.
We and our portfolio companies, as well as the Adviser and Vista, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which we/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (and its member states), and the United Kingdom (regardless of where the Adviser, Vista, we and our portfolio companies, and their/our affiliates have establishments) from time to time, including the General Data Protection Regulation (EU 2016/679) and the California Consumer Privacy Act of 2018 (collectively, the “Privacy Laws”).
The Privacy Laws may impose stringent legal and operational obligations. Compliance with the Privacy Laws may require the dedication of substantial time and financial resources by us and our portfolio companies, which may increase over time (in particular in relation to regulating the processing of relevant personal data outside of the European Union or United Kingdom and the transfer of relevant personal data to third parties).
Further, failure to comply with the Privacy Laws may lead to us or our affiliates incurring fines and/or suffering other enforcement action or reputational damage. For example, failure to comply with the General Data Protection Regulation (as it applies in the European Union and United Kingdom), depending on the nature and severity of the breach, could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), liabilities from third-party claims and reputational damage.
Risks Related to the Adviser and its Affiliates
Our ability to achieve our investment objective depends on the Adviser’s ability to manage and support our investment process.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of the Adviser and Vista to achieve our investment objective. The Adviser will evaluate, negotiate, structure, execute, monitor and service our investments. Our success will depend to a significant extent on the continued service and coordination of the Adviser, including its key professionals. We cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us and/or the Adviser. The departure of a significant number of key professionals from the Adviser could have a material adverse effect on our ability to achieve our investment objective. The Adviser will also depend upon investment professionals to obtain access to deal flow generated by VCP. Further, the market for qualified professionals is extremely competitive across levels and areas of expertise, and the Adviser may not be successful in its efforts to recruit, retain and motivate these professionals.

There has been a shift to a hybrid work model. If there is a further shift to a longer-term hybrid or fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which the Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals. Additionally, if the Adviser requires professionals to work from and maintain a close proximity to its offices, then it may experience difficulty in recruiting and retaining qualified investment professionals.
Our ability to achieve our investment objective will also depend on the ability of the Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations. The Adviser may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment.
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our Common Stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by the Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of our Stockholders and the Board of Directors to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under any indebtedness and to pay distributions, are likely to be adversely affected, and the value of our Common Stock may decline.
In addition, the Adviser depends on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
The Adviser and its affiliates have no prior experience managing a business development company.
The Adviser and its affiliates have no prior experience managing a vehicle regulated as a BDC and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by the personnel of the Adviser and its affiliates. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a BDC or tax treatment as a RIC or could force us to pay unexpected taxes and penalties, which could be material. The Adviser’s and its affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, make it more difficult for us to achieve our investment objective.
Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage.
The Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements.

These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to investments made by us, which allow the Adviser to earn increased asset management fees. The way in which the Incentive Fee is determined may encourage the Adviser to use leverage to increase the leveraged return on our investment portfolio.
In addition, the fact that our Management Fee is payable based upon our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts may encourage the Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.
The “catch-up” portion of the Incentive Fee may encourage our Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our Stockholders will bear his or her share of the management and incentive fees of our Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
The Adviser or its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.
While the Adviser and its affiliates will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by the Adviser and its affiliates in managing its other funds and accounts could conflict with the transactions and strategies employed by the Adviser in managing us and may affect the prices and availability of investments. The Adviser and its affiliates may give advice and make investment recommendations to other affiliate-managed investment vehicles that differ from advice given to, or investment recommendations made to, us, even though their investment objectives may be the same or similar to ours. Other affiliate-managed investment vehicles, whether now existing or created in the future, could compete with us for the purchase and sale of investments.
With respect to the allocation of investment opportunities among us and other affiliated funds and accounts, the ability of the Adviser to recommend such opportunities to us may be restricted by applicable laws or regulatory requirements (including without limitation under the 1940 Act) and the Adviser will allocate investment opportunities and realization opportunities between us and other affiliated funds and accounts in a manner that is consistent with the adopted written investment allocation policies and procedures established by the Adviser and its affiliates, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a fair and equitable basis. The outcome of any allocation determination by the Adviser and its affiliates may result in the allocation of all or none of an investment opportunity to us. Vista’s allocation of investment opportunities among us and other affiliated investment funds and accounts in the manner discussed above may not result in proportional allocations, and such allocations may be more or less advantageous to some relative to others.
In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over us. The Board of Directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest and its use of service providers.
Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers, transaction agents, counterparties and financing sources for the execution of our transactions. When engaging these services, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular service provider, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Service providers and financing sources may provide other services that are beneficial to the Adviser and their affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s selection of service providers and financing sources.
In addition, the Adviser or its affiliate may exercise its discretion to recommend to a business in which we have made an investment, that it contract for services with (i) the Adviser or a related person of the Adviser (which may include a business in which we have made an investment); (ii) an entity with which the Adviser or its affiliates and their employees has a relationship or from which the Adviser or its affiliates otherwise derives financial or other benefit, including relationships with joint venturers or co-venturers, or relationships where personnel of the Adviser or its affiliates are seconded, or from which the Adviser or its affiliates receives secondees; or (iii) certain investors (including Stockholders) or their affiliates. Such relationships may influence decisions that Adviser makes with respect to us. Although the Adviser and its affiliates select service providers that it believes are aligned with our operational strategies and will enhance portfolio company performance and, relatedly, our returns, the Adviser has a potential incentive to make recommendations because of its or its affiliates’ financial or other business interest. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.
The Adviser and its affiliates’ personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other funds, accounts or projects.
Our Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, the Adviser’s personnel, as well as the personnel of VCP, will work on matters related to other funds and accounts. Employees of affiliates of the Adviser may also serve as directors, or otherwise be associated with, companies that are competitors of businesses in which we have made investments. These businesses may also be counterparties or participants in agreements, transactions or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Adviser or its affiliates.
In addition, the Adviser and its affiliates may also, from time to time, employ employees of its affiliates with pre-existing ownership interests in businesses owned by us; conversely, former employees of the Adviser and/or its affiliates are expected, from time to time, to serve in significant management roles at businesses or service providers recommended by the Adviser. In such capacity, this may give rise to conflicts to the extent that an employee’s fiduciary duties to such business may conflict with our interests, but, because the Adviser and/or affiliates will generally have made a significant investment in such business, it is expected that such interests will generally be aligned.
Actions by the Adviser or its affiliates on behalf of their other funds, accounts and clients may be adverse to us and our investments and harmful to us.
The Adviser and its affiliates may manage assets for funds and accounts other than us. Actions taken by the Adviser or its affiliates on behalf of such funds and accounts may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit such funds and accounts. On the other hands, such funds and accounts may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of such funds and accounts, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through the Adviser, may obtain, or be deemed to have confidential information about the companies in which we have invested or may invest. The Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by the Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of the Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with the Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Adviser.
We will be obligated to pay the Adviser an Incentive Fee even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
The Investment Advisory Agreement entitles the Adviser to receive an Incentive Fee that is based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
Any Incentive Fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind,” or “PIK,” income). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to the Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse us for any part of the Incentive Fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.
The quarterly Incentive Fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of the Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of the Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.
We and certain of our affiliates have received exemptive relief from the SEC that we intend to rely on to permit us to co-invest with other funds and accounts managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and is consistent with our investment objective and strategies and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.
In addition to co-investing pursuant to the exemptive relief, we may invest alongside affiliates or their affiliates in certain circumstances where doing so is consistent with applicable law and current regulatory guidance. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.
In situations when co-investment with the Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
We may make investments that could give rise to a conflict of interest.
We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate and/or an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, the Adviser may be unable to implement our investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
The recommendations given to us by the Adviser may differ from those rendered to their other clients.
The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.
The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
The Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its directors, officers, stockholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser are not liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect the Adviser and its directors, officers, stockholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents or representatives may be protected against any liability to us or Stockholders to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Adviser and, thus, us.
A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser or its affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser and, thus, us.
There are risks associated with any potential merger with or purchase of assets of another fund.
The Adviser may in the future recommend to our Board of Directors that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of us and our Stockholders, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.
Our Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
Our Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If our Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Any sub-administrator that the Administrator engages to assist the Administrator in fulfilling its responsibilities could resign from its role as sub-administrator, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
Our Administrator has the right under the Administration Agreement to enter into one or more sub-administration agreements with other administrators (each a “Sub-Administrator”) pursuant to which the Administrator may obtain the services of the Sub-Administrator(s) to assist the Administrator in fulfilling its responsibilities under the Administration Agreement. For example, our Administrator has entered into a sub-administrative agreement with State Street Corporation. If State Street Corporation or any other such Sub-Administrator resigns as a Sub-Administrator, it may be difficult to find a new Sub-Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Risks Related to Business Development Companies
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies will be subject to regulation at the local, state and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of the Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment in us.
We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.
We intend to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.
As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, or if necessary to maintain or status as a RIC. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell nonqualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the then-current value of such investments.
Failure to maintain our status as a business development company would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under our future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to Stockholder dilution.
For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.
We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.
Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our Common Stock, at a price below the current net asset value per share if our Board of Directors, including our independent directors, determine that such sale is in our best interests and the best interests of our Stockholders, and our Stockholders, as well as those Stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities.
Risks Related to Our Investments
Our portfolio companies operate in the technology industry and are subject to risks particular to that industry.
As part of our investment strategy, we plan to invest in companies in the middle-market enterprise software, data and technology-enabled businesses. As of December 31, 2023, approximately 86% of our portfolio investments were in companies in the IT Services or Software industries. Such portfolio companies face intense competition as their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs and frequent introductions of new products and services.
The value of our investments in portfolio companies may decline if our portfolio companies are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to innovate continually in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected.
Our portfolio companies may be unable to acquire or develop successful new technologies due to, among others, the intellectual property they currently hold not remaining viable and limited access to suppliers or manufacturers of necessary components or products. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development.
The growth of certain technology sectors implicates new regulatory issues and may result in our portfolio companies in such sectors being subject to new regulations. In addition, litigation regarding intellectual property rights is common in the sectors of the technology industry in which we focus. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair their ability to service their debt obligations to us.
Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies, with a focus on originated transactions sourced through the networks of the Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.
First-Lien Debt. When we make a first-lien loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral of the loan. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies.
Unitranche –Loans - Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the first out tranche is paid. We intend to participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans. In connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.
Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.
Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
In addition, most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk bonds.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient, or if the portfolio company has debt that ranks equally with, or senior to, our investments.
To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.
Where a portfolio company defaults on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. If the underlying collateral value is less than the loan amount, we will suffer a loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. For example, certain debt investments that we will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.
In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing.

If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or we could become subject to lender liability claims.
Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors, if we were deemed to have provided managerial assistance to that portfolio company or a representative of us or the Adviser sat on the board of directors of such portfolio company, or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of stockholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors, void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on such debt obligations.
In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.
The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.
Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.
A redemption of convertible securities held by us could have an adverse effect on our ability to achieve our investment objective.
A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:
•Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•For U.S. GAAP purposes, cash distributions to stockholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to the Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of OID or PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the presence of OID and the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees;
•The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;
•The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments; and
•Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the Private Offering will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as the Management Fee, the Incentive Fee, other expenses and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our Stockholders after we elect to be treated for tax purposes as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our Stockholders.
International investments create additional risks.
We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “nonqualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in nonqualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the CFTC and the SEC have issued rules to implement broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
Engaging in OTC derivatives or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in such OTC derivatives transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. We intend to operate in a manner to be able to rely on the exclusion from the definition of commodity pool operator provided in Rule 4.5 under the Commodity Exchange Act.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of commodity-based transactions, recordkeeping requirements, mandatory margining of certain OTC derivatives and mandatory central clearing and SEF (or “swap execution facility”) execution of certain OTC derivatives. At present, certain interest rate derivatives and index credit derivatives are subject to mandatory central clearing and SEF execution. Taken as a whole, these changes could significantly increase the cost of using OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a “limited derivatives user” will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. We intend to operate and qualify “as a "limited derivative’s” user" and will adopt compliance policies to monitor our derivatives exposure under Rule 18f-4.
We may enter into long and short positions in all types of swaps, including total return swaps, rate of return swaps, credit default swaps (including index credit default swaps) and interest rate swaps. We may also enter into long and short positions in credit linked securities, which is a form of credit derivative structured as a security with an embedded credit default swap. Credit-linked securities and OTC credit default swaps are bilateral agreements between two parties that transfer a defined credit risk from one party to another.
Derivatives transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular derivative transaction necessarily depend upon the terms of the transaction and our circumstances. In general, however, all derivative transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swaps transactions in particular may increase liquidity risk. Highly leveraged transactions generally experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction generally is modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for us to modify, terminate or offset our obligations under a swap or our exposure to the risks associated with a swap prior to its scheduled termination date.
As noted herein, we may enter into transactions involving privately negotiated off-exchange derivative instruments, including total return swaps and other derivative instruments. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, including for those derivative instruments that were originally categorized as liquid at the time they were acquired by us. In volatile markets, we may not be able to close out a position without incurring a significant amount of loss. Although OTC derivative instruments are designed to be tailored to meet particular financing needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the other party to the instrument. OTC derivative instruments, unlike exchange-traded instruments, are not guaranteed by an exchange or clearinghouse, and thus are generally subject to greater credit risks. In addition, we may not be able to convince its counterparty to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except by agreement between the parties concerned, and a counterparty typically has no obligation to permit such assignments. Even if our counterparty agrees to early termination of such OTC derivatives at any time, doing so may subject us to certain early termination charges.
We may enter into reverse repurchase agreements. When we enter into a reverse repurchase agreement, we will sell an asset and concurrently agree to repurchase such asset (or an equivalent asset) at a date in the future at a price roughly equal to the original purchase price plus a negotiated interest rate. In the event of the insolvency of the counterparty to a repurchase agreement or reverse repurchase agreement, recovery of the repurchase price owed us or, in the case of a reverse repurchase agreement, the assets sold by us, may be delayed. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage and may impact the amount of leverage available to us as a BDC. If we reinvest the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, entering into the agreement may adversely affect our returns.
Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
As part of our lending activities, we may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower. To the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board of Directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of the Adviser) may hold a larger number of investments, greater demands will be placed on the Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
The due diligence investigation that our Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.
We may not receive access to all available information relating to a portfolio company. Although we intend to conduct due diligence with respect to each portfolio company, there can be no assurance that such due diligence processes will uncover all relevant facts. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect our portfolio companies.
The financial projections of our portfolio companies could prove inaccurate.
Financial projections are by their nature inherently subject to risk and are dependent upon a number of factors, many of which are not within our control. While we believe that the bases for the projections are reasonable given the circumstances in which they are made, it is likely that actual events will differ from our assumptions such that actual results will similarly differ, and such differences may be material. Accordingly, there can be no assurance that the projected results will be achieved, and actual results may vary significantly from such projections.
Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.
Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of the actions of such consultants, many of whom we will have limited recourse against in the event of any such inaccuracies.
We may not have the funds or ability to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.
Risks Related to the Private Placement of Common Stock
Stockholders will bear varying total expenses and experience different returns, depending on whether their Capital Commitments are fully funded at the time their Subscription Agreement is accepted or drawn down over time by us.
Investors in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase shares of our Common Stock pursuant to a Subscription Agreement. We may allow certain investors to fully fund their Capital Commitment at one point in time, including on the date their Subscription Agreement is accepted by us, in lieu of through Drawdowns of their Capital Commitment over time. In addition, from time to time, although purchases pursuant to Drawdown Notices will generally be made pro rata among Stockholders who are funding Drawdowns over time, we may issue Drawdown Notices to only certain Stockholders and require a purchase of Common Stock by such Stockholders in amounts determined by us. As a result, depending on when a Stockholder funds its Capital Commitment, and when Drawdown Notices are issued by us over time, Stockholders will bear varying expenses and experience different returns.
Stockholders that fully fund their Capital Commitment in connection with the acceptance of their Subscription Agreement may bear a disproportionately greater share of our expenses, including the Management Fee and any Incentive Fee, than Stockholders who have their Capital Commitment called over time. Conversely, Stockholders who fully fund their Capital Commitment during periods where the Adviser has elected to assume Expense Payments pursuant to the Expense Support Agreement may bear a disproportionately lesser share of our expenses than Stockholders whose capital is called during periods where the Adviser is not bearing those Expense Payments. We cannot predict when we will issue Drawdown Notices or in what amounts we will call capital from Stockholders. We also cannot predict if or when the Adviser may assume Expense Payments or if or when Reimbursement Payments will be made by us, and, indirectly, Stockholders.
Similarly, depending on when a Stockholder’s Capital Commitment is funded, relative expenses of ours that are indirectly borne by that Stockholder, and the availability of suitable investment opportunities, Stockholders that fund their Capital Commitments at different times will experience different rates of return. For instance, if we are not able to locate a sufficient number of suitable investment opportunities to allow us to call and deploy all Capital Commitments when received, Stockholders that fund Drawdowns over time will experience delays in having their Capital Commitments called and deployed compared to Stockholders that fully fund their Capital Commitments at the time their Subscription Agreement is accepted by us. As a result, these Stockholders would not experience the same returns as fully funding Stockholders because their Capital Commitments have been deployed for a shorter period of time. Depending on the timing of, and our ability to source and make investments, our performance over time, and the costs associated with an investment in our Common Stock, any one Stockholder may experience a better or worse rate of return than other Stockholders.
Stockholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.
Stockholders that do not fully fund their Capital Commitment at the time their Subscription Agreement is executed will be obligated to fund drawdowns to purchase shares of Common Stock based on their Capital Commitment. To satisfy such obligations, stockholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a stockholder to timely fund its Capital Commitment may result in some of its shares of Common Stock being forfeited or subject the stockholder to other remedies available to us. Failure of a stockholder to contribute its Capital Commitments could also cause us to be unable to realize our investment objectives. A default by a substantial number of stockholders or by one or more stockholders who have made substantial Capital Commitments would limit our opportunities for investment or diversification and would likely reduce our returns.
Stockholders who default on their Capital Commitment to us will be subject to significant adverse consequences.
The Subscription Agreement provides for significant adverse consequences if a stockholder defaults on its Capital Commitment to us. In addition to losing its right to participate in future drawdowns, a defaulting stockholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.

Certain stockholders may have to comply with 1934 Act filing requirements.
Because the Common Stock is registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Common Stock will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, stockholders who choose to reinvest their distributions may see their percentage stake increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining its filing obligations and preparing the filings. In addition, stockholders who hold more than 10% of a class of our equity securities may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of our profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.
The fiduciary of any investor governed by the Employee Retirement Income Security Act of 1974 (“ERISA”) fiduciary rules must determine that an investment in the Company is appropriate for such investor.
Until such time as our shares of Common Stock are considered “publicly offered securities” within the meaning of ERISA and certain Department of Labor regulations (together, the “Plan Asset Provisions”), we will use commercially reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” under the Plan Asset Provisions. The fiduciary of each prospective investor subject to ERISA, Section 4975 of the Code or similar laws should independently determine that our stock is an appropriate investment for such investor, taking into account any fiduciary’s obligations under ERISA or similar laws and the facts and circumstances of each such investor.
If investors domiciled or having their registered office in the European Union participate in the private placement, we may be subject to additional reporting, regulatory and compliance obligations pursuant to the Alternative Investment Fund Managers Directive.
The European Union Alternative Investment Fund Managers Directive (the “AIFMD”) regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the European Economic Area (“EEA”) and the United Kingdom (“UK”), respectively.
To the extent the Company is actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) we and the Adviser may be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in us incurring additional costs and expenses; (ii) we and the Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in us incurring additional costs and expenses or may otherwise affect our management and operation; (iii) the Adviser may be required to make detailed information relating to us and our investments available to regulators and third parties; and (iv) the AIFMD may also restrict certain of our activities in relation to EEA or UK portfolio companies, including, in some circumstances, our ability to recapitalize, refinance or potentially restructure an EEA or UK portfolio company within the first two years of ownership, which may in turn affect our operations generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for us to raise our targeted amount of Capital Commitments.

The European Commission published proposals for a Directive to amend AIFMD (“AIFMD II”) in November 2021. Proposed changes include: (i) minimum substance considerations that EU regulators will need to take into account during the AIFM authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to the delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or revised EU list of non-cooperative tax jurisdictions. On July 20, 2023, the Council of the European Union and the European Parliament announced that they had reached provisional agreements on AIFMD II, with technical negotiations expected to be completed later in 2023. AIFMD II is expected to be implemented by EU Member States in 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having AML and/or tax failings..

Risks Related to our Common Stock
Investing in our Common Stock involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Stock may not be suitable for someone with lower risk tolerance.
The amount of any distributions we may make on our Common Stock is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
Subject to the discretion of our Board of Directors and applicable legal restrictions, we intend to declare and pay cash distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure Stockholders that we will achieve investment results that will allow us to make a consistent level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. All distributions are and will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure Stockholders that we will pay distributions to our Stockholders in the future.
Distributions on our Common Stock may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Private Offering. Therefore, portions of the distributions that we pay may represent a return of capital to you that will lower an investor’s tax basis in their shares of our Common Stock and reduce the amount of funds we have for investment in targeted assets.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of capital. A return of capital is a return of a portion of an investor’s original investment in shares of our Common Stock. As a result, a return of capital will (i) lower such investor’s tax basis in its shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

Our distributions may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support Agreement.
Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that Stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.
Our shares are not listed on an exchange or quoted through a quotation system and we do not currently intend to seek such listing or quotation. We intend, but are not required, to offer to repurchase shares of Common Stock on a quarterly basis after an initial investment period. As a result, Stockholders will have limited liquidity and may not be able to sell shares promptly, in desired quantities or at desired prices.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We also do not currently intend to list our Common Stock on a national securities exchange. Our Common Stock is not registered under the 1933 Act, or any state securities law and will be restricted as to transfer by law and the terms of our Charter. Stockholders generally may not sell, assign or transfer their shares without the prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Stockholders are not entitled to redeem their shares of our Common Stock. Stockholders must be prepared to bear the economic risk of an investment in us for an indefinite period.
We anticipate that liquidity for a Stockholder’s shares of Common Stock will be limited to participation in a share repurchase program, which we intend to commence no later than the first full calendar quarter after the one-year anniversary of the date on which we first have invested assets of at least $100 million (excluding cash and cash equivalents). Our Board of Directors may not approve share repurchases, and any approval is in the Board’s discretion. We cannot assure prospective investors when we will undertake a Liquidity Event or that we will undertake a Liquidity Event, including the share repurchase program. If we undertake a Liquidity Event, we cannot assure prospective investors of the share price at which such Liquidity Event would be consummated. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors the Board of Directors will consider in determining whether to initiate a Liquidity Event, including a share repurchase program. We will notify Stockholders of such developments (i) in our quarterly reports or (ii) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the 1934 Act. In addition, under the share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases.
The share repurchase program may not be for a sufficient number of shares of Common Stock to meet a Stockholder’s request for share repurchases and we have no obligation to maintain such program. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount (which we intend to limit to no more than 3.5% of Common Stock outstanding as of the close of the previous calendar quarter), repurchases of shares of Common Stock would generally be made on a pro rata basis (based on the number of such shares put to us for repurchases), not on a first-come, first-served basis. Further, we will have no obligation to repurchase our Common Stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law or noncompliance with applicable covenants and restrictions under our financing arrangements and other regulatory restrictions. These limits may prevent us from accommodating all repurchase requests made in any quarter.
In addition, if we offer, and a Stockholder chooses to participate in, a share repurchase program, such Stockholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of our Common Stock will be on the repurchase date. Although we expect to offer a Stockholder the ability to withdraw a repurchase request prior to the repurchase date, to the extent a Stockholder seeks to sell shares to us as part of a share repurchase program, the Stockholder will be required to do so without knowledge of what the repurchase price of our Common Stock will be on the repurchase date. Any such repurchases will be at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable quarter. As a result, the price at which we repurchase Common Stock may be greater or less than the price at which the Common Stock was purchased. As a result, the share repurchase program should not be relied upon as a method to sell shares promptly or at a desired price.
The price at which we may repurchase shares pursuant to the share repurchase program will be determined in accordance with our valuation procedures and, as a result, there may be uncertainty as to the value of our Common Stock.
Since shares of our Common Stock are not publicly traded, and we do not intend to list our Common Stock on a national securities exchange, the fair value of our Common Stock may not be readily determinable. Any repurchase of shares of Common Stock pursuant to our share repurchase program will be at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable quarter, as determined in accordance with our valuation procedures. Inputs into the determination of fair value of our Common Stock require significant management judgment or estimation.
A Stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our Stockholders do not have preemptive rights to purchase any shares we issue in the future. Our Charter authorizes us to issue up to 500 million shares of Common Stock. Pursuant to our Charter, a majority of our Board of Directors may amend our Charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series we may issue, including the Common Stock, without Stockholder approval. The Board of Directors may elect to sell additional shares of stock in the future or issue equity interests in private offerings. To the extent we issue additional shares of Common Stock at or below net asset value, an investor’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, Stockholder may also experience dilution in the book value and fair value of their shares.
Under the 1940 Act, we generally are prohibited from issuing or selling our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our Common Stock, or warrants, options, or rights to acquire our Common Stock, at a price below the current net asset value of our Common Stock if the Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our Stockholders, and our Stockholders, including a majority of those Stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our Stockholders at that time will decrease and Stockholders will experience dilution. Depending on the terms and pricing of such offerings and the value of our investments, Stockholders may also experience dilution in the net asset value and fair value of your shares of our Common Stock.
Certain provisions of our Charter and actions of the Board of Directors could deter takeover attempts and have an adverse impact on the value of shares of our Common Stock.
Our Charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. The Board of Directors is divided into three classes of directors serving staggered three-year terms, which could prevent Stockholders from removing a majority of directors in any given election. The Board of Directors may, without Stockholder action, authorize the issuance of shares of stock in one or more classes or series, including shares of preferred stock; and the Board of Directors may, without Stockholder action, amend our Charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series that we have authority to issue, including the Common Stock. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our Common Stock the opportunity to realize a premium over the value of shares of our Common Stock.
The net asset value of our Common Stock may fluctuate significantly.
The net asset value of our Common Stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of the Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.

Stockholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.
All distributions declared in cash payable to Stockholders will generally be automatically reinvested in shares of our Common Stock, unless otherwise elected by the Stockholder. As a result, Stockholders that do not elect to reinvest their distributions may experience dilution over time.
If we issue preferred stock or convertible debt securities, the net asset value of our Common Stock may become more volatile.
We cannot assure Stockholders that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to our Stockholders. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our Common Stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our Common Stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of Common Stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our Common Stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our Common Stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our Common Stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our Common Stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of Common Stock and may at times have disproportionate influence over our affairs.
Preferred stock could be issued with rights and preferences that would adversely affect holders of our Common Stock, including the right to elect certain members of the Board of Directors and have class voting rights on certain matters.
Under the terms of our Charter, the Board of Directors is authorized to issue shares of preferred stock in one or more classes or series without Stockholder approval, which could potentially adversely affect the interests of existing Stockholders. For example, the 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declaration and payment of dividends or other distributions, as applicable, to the holders of our Common Stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.
Our Charter provides that, unless we consent in writing to the selection of an alternative forum, state and federal courts in the State of Maryland are the sole and exclusive forum for certain Stockholder litigation matters, which could limit our Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors and officers.
Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, other than any action arising under federal securities laws, including, without limitation, (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers to us or to the Stockholders, or (iii) any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the MGCL, the Charter or the Bylaws; or (b) any other action asserting a claim against us or any of our directors or officers that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. None of the forgoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. This exclusive forum provision, which does not apply to claims arising under the federal securities laws, may limit a Stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us and our directors and officers or may cause a Stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the Stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.
Federal Income Tax Risks
We cannot predict how tax reform legislation will affect us, our investments, or our Stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our Stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our Stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax Adviser regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To qualify for and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1(c). Description of Business — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our Stockholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by disbursing distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay income and/or excise taxes or (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on all our taxable income (including gains) regardless of whether or not such income and gains are distributed to stockholders.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our Stockholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. Stockholders will be treated as having received a dividend from us in the amount of such U.S. Stockholders’ allocable share of the Management Fee and Incentive Fee paid to the Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholders.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the offering of our Common Stock. In addition, there can be no assurance that we will qualify as a publicly offered regulated investment company for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fee paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
General Risks
We may experience fluctuations in our operating results.
We may experience fluctuations in our operating results due to a number of factors, some of which may be beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of an investment in us and our ability to pay distributions to our Stockholders.
We will expend significant financial and other resources to comply with the requirements of being a reporting entity under the 1934 Act.
As a BDC, we are subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We will implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. We cannot be certain when these activities will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
The systems and resources necessary to comply with applicable reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. See “—We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.”
We do not currently have comprehensive documentation of our internal controls.
We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of building out our internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.7 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior to June 30th; and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.
We cannot predict if investors will find our Common Stock less attractive because we will rely on some or all of these exemptions. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, including the COVID-19 pandemic, terrorism, risks related to elections in the U.S., conflicts, including the conflict between Russia and Ukraine and between Israel and Hamas, and social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things, (i) increased volatility in the financial markets for securities, derivatives, loans, credit and currency; (ii) a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); (iii) greater fluctuations in spreads on debt investments and currency exchange rates; (iv) increased risk of default (by both government and private obligors and issuers); (v) further social, economic and political instability; (vi)

nationalization of private enterprise; (vii) greater governmental involvement in the economy or in social factors that impact the economy; (viii) changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; (ix) limitations on the activities of investors in such markets; (x) controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; (xi) the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); (xii) unavailability of currency hedging techniques; (xiii) substantial and, in some periods, extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; (xiv) recessions; and (xv) difficulties in obtaining and/or enforcing legal judgments.
For example, the U.S. has recently experienced significant levels of inflation that have not been seen in several decades, and such inflation trend is expected to continue at least in the near and medium-term and possibly the long-term. In addition, the general levels of indebtedness carried by certain governments is high and one of the consequences of an extended period of a higher than desired level of inflation is debt erosion, which may reduce the economic cost in real terms of payment obligations and disincentivize governments to deal with inflation. Moreover, actions by the Federal Reserve and other central bankers may have a significant effect on interest rates and on the U.S. and world economies generally. In particular, interest rates have recently increased significantly in the U.S. If inflation is not adequately handled or interest rates continue to significantly increase, it may affect the performance of our portfolio companies.
In addition, current disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We are subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations:
•Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments.
•Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments.
Current market conditions may make it difficult to obtain indebtedness on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising interest rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the prolonged economic impact of COVID-19, the United Kingdom’s exit from the European Union, the uncertain relationship between the United States and other countries, including China, with respect to trade policies, treaties and tariffs, the conflict between Russia and Ukraine, and imposition by the U.S. and other countries of sanctions or other restrictive actions against Russia, ongoing conflicts in the Middle East, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have nonperforming assets or nonperforming assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions, including rising interest rates, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. See “—Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.” We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. We may invest in portfolio companies that may be perceived to be less valuable than expected because of, for example, their carbon footprint or “greenwashing” (i.e., holding out a product as having green or sustainable characteristics that, in fact, are not green or sustainable). Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. There are several new regulatory initiatives related to ESG that could adversely affect our business. Compliance with any new laws or regulations will increase our regulatory burden and such compliance could be difficult, expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability or the profitability of our portfolio companies.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or nonperformance by financial institutions, could adversely affect our business, financial condition or results of operations.
Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could adversely affect our liquidity. The failure of financial institutions may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The distress or failure of one or more banks with which we have a commercial relationship could adversely affect, among other things, our ability to pursue key strategic initiatives, our ability to access funds or our ability to borrow from financial institutions on favorable terms. In addition, our deposits will be at risk to the extent they exceed available FDIC insurance limits. If a bank with which we have a commercial relationship has failed or is otherwise distressed (including for example, as a result of large scale depositor withdrawals), or if market activity leads to threat of distress resulting in regulator control, the loss or restriction of access to our cash and liquidity resources could, among other things, adversely impact our operations, investment opportunities or ability to meet our financial obligations. Our ability to spread banking relationships among multiple institutions may be limited by practical considerations or our lender’s suitability requirements for deposit and custodial account institutions. Any of these effects could have a material adverse effect on our financial condition and results of operations. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could adversely impact our portfolio companies, which would in turn adversely impact us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Strategy and Risk Management

At Vista Credit Strategic Lending Corp., we recognize the importance of assessing, identifying and managing risks associated with cybersecurity threats. These risks include operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws, and other litigation and legal, financial and reputational risks.
We rely on the cybersecurity strategy and policies implemented by Vista, the parent of our Adviser. Vista maintains, and we rely on, a comprehensive cybersecurity program that is aligned to the National Institute of Standards and Technology’s Cybersecurity Framework as part of its enterprise risk management program, including physical and digital technologies and administrative, operational, and technical controls, to aid in efforts to identify, assess and manage cybersecurity risks. The program is designed to provide for the availability of critical data and systems, maintain regulatory compliance, manage material risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents. Among other things, the program includes a risk management framework; controls designed to monitor our digital infrastructure and detect and alert to suspicious, anomalous, and/or malicious behavior and indicators of potential cybersecurity threats; regular scanning of our networks and systems to triage and manage any potentially exploitable vulnerabilities; regular tabletop exercises to test our incident response and business continuity and disaster recovery preparedness; and annual Information Security Awareness training for employees.
Vista has an Incident Response Plan which guides the actions to be taken in the event of a suspected or confirmed cybersecurity incident. The plan includes processes to triage, investigate, contain, and remediate the incident, and is designed to enable compliance with applicable legal and regulatory obligations and mitigation of financial and reputational damage. The Incident Response Plan includes notification to the applicable members of cybersecurity leadership, including Vista’s Chief Information Officer (“Vista CIO”), and, as appropriate, escalation to an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on the nature of the incident, the incident may also be reported to Vista’s Executive Committee, as well as to our Audit Committee and to our full Board, if appropriate. Vista also maintains a Business Continuity Plan, which provides procedures for maintaining the continuity of critical business processes in the event of business interruption, including any that involve cybersecurity incidents which may materially impact operations.
Vista engages with independent assessors and other third parties to validate security controls, standards, and policies, conduct annual penetration tests of networks and systems to identify threats and vulnerabilities, and assist with forensic analysis of material cybersecurity incidents. In addition, to identify and assess material risks from cybersecurity threats, Vista’s enterprise risk professionals collaborate with subject matter specialists, the Vista CIO, and Vista’s Chief Compliance Officer (“Vista CCO”), Vista’s Chief Operating Officer and Vista’s Chief Legal Officer, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.
These processes are also designed to address cybersecurity threats associated with the use of third-party providers. When selecting third-party service providers, associated cybersecurity threats are assessed, and, in addition, ongoing cybersecurity risk assessments of third-party service providers are conducted. These third-party service providers are also required to provide notifications of material breaches that may impact Vista’s data. Vista incorporates the cybersecurity risk coordination and assessment of third-party service providers into the overall cybersecurity program and enterprise-wide risk management.
We are not aware of any material cybersecurity incidents that have impacted us. However, Vista is aware that similar institutions, as well as its employees, service providers and other third parties, have experienced a significant increase in information security and cybersecurity threats in recent years and will likely continue to be the targets of increasingly sophisticated cyber-attacks. We described whether and how risks from identified cybersecurity threats are reasonably likely to materially affect us, including our business strategy and results of operations, under the heading “We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations”, included in Item 1A of this Form 10-K, which is incorporated by reference herein.
Cybersecurity Governance
Cybersecurity is an important part of Vista’s enterprise risk management processes and an area of focus for the Board of Directors and management for both Vista and us. These cybersecurity risk management and strategy processes are overseen by the Data Privacy and Information Risk Committee (the “DPIRC”). The DPIRC is co-chaired by the Vista CCO and Vista CIO, with members including senior representatives from Vista’s Information Security, Legal, and Human Resources departments. The Vista CIO has extensive experience in cybersecurity and technology. The Vista CIO was appointed in 2017 and has over 20 years of cybersecurity, information security, and technology services and innovation experience.
The DPIRC is responsible for implementing, reviewing and revising cybersecurity policies and directives, as well as overseeing the protection, detection and response capabilities of cybersecurity resources. In addition, the DPIRC promotes, endorses and validates Vista’s cybersecurity risk posture, reviews industry best-practices, provides strategic direction for cybersecurity matters and oversees cybersecurity training programs. The DPIRC is informed about and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, Vista’s cybersecurity risk program and the operation of the Incident Response Plan and Business Continuity Plan and works in coordination with Vista’s internal information technology departments to, among other things, implement, review and revise the policies underlying its cybersecurity program. Additionally, Vista’s Enterprise Risk Committee receives quarterly information security updates from the Vista CIO.
The Board is responsible for the oversight of risks, including from cybersecurity threats. At least annually, the Vista CIO provides the Board with an overview of Vista’s cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, and the Incident Response Plan, as well as the steps taken to respond to such risks. Material cybersecurity threat risks are also considered during Board meeting discussions of matters such as enterprise risk management, operational budgeting, business continuity planning, brand management and other relevant matters.
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operations. Our corporate headquarters are located at 50 Hudson Yards, Floor 76, New York, NY 10001 and are provided by the Adviser in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we, our executive officers, directors or the Adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or the Adviser. As of December 31, 2023, we were not subject to any material legal proceedings.
We and the Adviser are also subject to extensive regulation, which, from time to time, results in requests for information us our the Adviser or regulatory proceedings or investigations against us or the Adviser. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II.

ITEM 5. MARKET FOR ’EGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2), Regulation D and Regulation S. See “Item 10. Recent Sales of Unregistered Securities” for more information. There is no public market for our Common Stock currently, and we do not currently expect that one will develop.

Because shares of our Common Stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our shares of Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares of Common Stock are registered under applicable securities laws or specifically exempted from registration (in which case the Stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the common shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the common shares and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 8, 2024, there were approximately 640 holders of record of our Common stock.
Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 31, 2023 were reported in a Form 8-K filed with the SEC.
Distributions
To the extent that we have taxable income available, we generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board of Directors in its sole discretion. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
We have elected to be treated, and to qualify annually thereafter, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain U.S. federal excise taxes imposed on RICs, we intend to distribute during each calendar year an amount equal to at least to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
We have adopted an “opt out” distribution reinvestment plan that will provide for reinvestment of our distributions on behalf of our Stockholders, unless a Stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution, then Stockholders who do not “opt out” of our distribution reinvestment plan, will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Stockholders can elect to “opt out” of our distribution reinvestment plan in their Subscription Agreements.
There will be no brokerage charges or other charges to Stockholders who participate in the plan. The plan administrator’s fees will be paid by us.
Stockholders who receive distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are Stockholders who elect to receive their distributions in cash. However, since a participating Stockholder’s cash distributions will be reinvested, such Stockholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A Stockholder’s basis for determining gain or loss upon the sale of stock received in a distribution from us will generally be equal to the total dollar amount of the distribution payable to the Stockholder. Any stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account.
There have been no dividends declared from inception through December 31, 2023. There have been no shares issued pursuant to the dividend reinvestment plan from inception through December 31, 2023.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors”. This discussion also should be read in conjunction with the section titled “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward- looking statements.
Overview
We were incorporated under the laws of the State of Maryland on March 15, 2022. We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of Code for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying” assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
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
We expect to invest in “middle-market companies,” which we define to generally mean companies with EBITDA of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high-yield and syndicated loan markets. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). Our target investments will typically have maturities between three and seven years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.
We expect to generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, we anticipate that many of our debt investments will have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (loans, bonds and other credit instruments). Our credit investments will typically consist of first-lien, unitranche, and second-lien debt facilities, and may include mezzanine debt, any of which may be “covenant-lite” (i.e., loans that do not have a complete set of financial maintenance covenants).

On June 16, 2023, Vista Credit BDC Management, L.P. (our “Adviser”), purchased 1,250.000 shares of our Common Stock at $20.00 per share, which represented the initial public offering price of such shares.
On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of Common Stock. As of December 31, 2023, we had received capital commitments totaling $500 million, $33.4 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments. As of December 31, 2023, we have issued 3,809,576.503 shares of our Common Stock, for gross proceeds of $76.2 million.
Total capital commitments as of December 31, 2023, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of December 31, 2023, VHG Capital, L.P. had purchased 408,082.787 shares of common stock for a total purchase price of $8.2 million.
Investments
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.
Revenues
We generate revenues primarily in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain payment-in-kind (“PIK”) provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan. Our target credit investments will typically have maturities between three and seven years, and we anticipate that many of our debt investments will have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity.
We anticipate that many of our debt investments will typically not fully pay down principal prior to maturity and have floating interest rates that reset on a periodic basis, usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate (“SOFR”) and any other alternative reference rates which may affect our net investment income over the long term and increase the risk of losing part or all of the investment.
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
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
Expenses

Our primary operating expenses include the payment of the management fee, incentive fee, expenses reimbursable under the agreements between us our Adviser, including an administration agreement (the “Administration”Agreement”) and an investment advisory agreement (the “Investment Advisory”Agreement”), legal and professional fees, interest and other debt expenses, offering and organization expenses, and other operating expenses.
We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.
Portfolio and investment Activity
Portfolio Composition
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Number of investments	24	-
Number of portfolio companies	16	-
Percentage of total investment fair value
First-lien debt	100.0%	-
Percentage of debt investment fair value
Floating rate (1)	100.0%	-
Fixed interest rate	0.0%	-
(1) Primarily subject to interest rate floors.
These calculations include all private debt investments for which fair value is determined by the Board in conjunction with third-party valuation firms and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
Our investment activity for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Investments:
Total investments, beginning of period	$-	$-
New investments purchased	104,734	-
Net accretion of discount on investments	24	-
Investments sold or repaid	(73)	-
Total investments, end of period	$104,685	$-

As of December 31, 2023 and 2022, investments consisted of the following:

	December 31, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt	$104,685	$104,869	$-	$-
Total	$104,685	$104,869	$-	$-

The weighted average yields(1) for our first lien debt, based on the amortized cost and fair value as of December 31, 2023 and 2022, were as follows:

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt	10.6%	10.6%	-%	-%
Total	10.6%	10.6%	-%	-%
(1) Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023 and 2022. Weighted average yields does not consider unsettled positions and unfunded commitments for which interest is not being earned as of December 31, 2023 and 2022. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first-lien and second-lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first-lien and second-lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
As of December 31, 2023, all of our first-lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of December 31, 2023 in our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K for more information on our investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings.” Pursuant to these risk policies, an Internal Risk Rating of 1 to 4, which ratings are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
Internal Risk Ratings Definitions

Rating	Description
1
Investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.

2
Investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and/or unchanged; and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. There is no concern about repayment of both interest and our costs basis. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2.

3
Investments with a grade of 3 indicate that the portfolio company is performing materially below expectations and the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of other factors such as non-compliance with debt covenants; however, payments are generally not more than 120 days past due.

4
Investments with a grade 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2023 and 2022.

	As of December 31, 2023		As of December 31, 2022
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$8,447	8.1%	$-	-%
Internal Risk Rating 2	96,422	91.9%	-	-
Internal Risk Rating 3	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$104,869	100.0%	$-	-%
As of December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 1.92.
Warehousing Transaction
During the three months ended December 31, 2023, we purchased debt investments in four portfolio companies from the Financing Provider for a total cost of $29.2 million. The purchase price for each debt investment was calculated in accordance with the Facility Agreement. As of December 31, 2023, the Financing Provider held debt investments in two portfolio companies. See “Recent Developments” for more information about the Warehousing Transaction.
Consolidated Results of Operations
For the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful. As we did not commence investing activities until the fourth calendar quarter of 2023, there were no investments or investment income for the period from March 15, 2022 (inception) to December 31, 2022.
Investment Income
Investment income for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) through December 31, 2022 was as follows:

(In thousands)	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
First-lien debt	$780	$-
Total Investment Income	$780	$-
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023, there were no debt investments on non-accrual status.

Net investment income after giving effect to any expenses support and waivers of expenses for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) through December 31, 2022 was as follows:

(In thousands)	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Total investment income	$780	$-
Total expenses	3,875	647
Expense support and waivers	(1,396)	(647)
Net expenses after expense support and waivers	$2,479	$-
Net investment income (loss)	$(1,699)	$-
Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related-Party Transactions, to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for more information on the expense waivers and reimbursement of expenses.
Expenses
Expenses for the operating results for the year ended December 31, 2023, and for the period from March 15, 2022 (inception) to December 31, 2022:

(In thousands)	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Expenses:
Organization costs	$1,111	$647
Offering costs	544	-
Administrative service fees	390	-
Interest expense and credit facility fees	421	-
Management fees	94	-
Professional fees	687	-
Directors fees	196	-
Insurance costs	133	-
Incentive fees	23	-
Other general and administrative expenses	276	-
Total expenses before expense support and waivers	$3,875	$647
Expense support and waivers	(1,396)	(647)
Net expenses after expense support and waivers	$2,479	$-
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party. We have entered into an expense support agreement with the Adviser. The Adviser may elect to pay the certain expenses on our behalf (the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or servicing fees incurred by us. Any Expense Payment that the Adviser has elected to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such election was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception (In thousands):

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2023	$3,000	$—	$3,000
December 31, 2022	1,283	—	1,283
For the Year Ended December 31, 2023
Organization and offering costs include expenses incurred in the initial formation of the Company and in the offering of our Common Stock. Professional fees include legal, rating agencies, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include sub-administrative service fees, filing, research, subscriptions, and other costs. Sub-administrative service fees represent fees paid to State Street pursuant to the State Street Sub-Administration Agreement. Waivers and reimbursements of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Expense Support Agreement. Interest expense represents interest and fees incurred under the SMBC Credit Facility.
For the period from March 15, 2022 (inception) to December 31, 2022
Expenses incurred for the period from March 15, 2022 (inception) to December 31, 2022 of $647 thousand, were primarily due to initial organization expenses.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the year ended December 31, 2023, we recorded unrealized appreciation on 13 investments totaling approximately $418 thousand and unrealized depreciation on 13 investments of approximately $234 thousand.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) through December 31, 2022 were as follows:

(In thousands)	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Net realized gain (loss) on investments	$-	$-
Net unrealized gain (loss) on investments	184	-
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$184	$-
Income Taxes, Including Excise Taxes
We intend to elect to be treated and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.

If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.
We did not incur any excise tax expense for any of the periods presented.
Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of capital drawdowns of our privately placed capital commitments, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash will be for (a) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (b) the cost of operations (including paying the Adviser), (c) debt service of any borrowings, (d) cash distributions to the holders of our common stock and (e) repurchases of our common stock. We believe our current cash position and net cash provided by operating activities, along with capital drawdowns from the private offering of our Shares and borrowings from financial institutions, will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs that may arise at our portfolio companies, for the next 12 months and beyond.
On November 14, 2023, we entered into the SMBC Credit Facility. Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or RFR loans (i.e., loans bearing interest based on SOFR or SONIA) For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month EURIBOR, SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.
Our Company’s obligations under the SMBC Credit Facility are secured by (A) our ability to call capital from Stockholders, (B) the capital commitments and capital contributions of Stockholders and (C) the bank accounts to which such capital contributions are funded into by the Stockholders. We have made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the SMBC Credit Facility, as applicable. Failure to comply with these covenants could result in a default under the SMBC Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5. Borrowings, to the consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
As of December 31, 2023 and December 31, 2022, we had $61.9 million and $0, respectively, in cash, cash equivalents and restricted cash. For the year ended December 31, 2023, our cash and cash equivalents balance increased by $61.9 million. During that period, $90.5 million was used in operating activities, primarily due to investment purchases of $90.9 million, offset by $73 thousand in repayments of investments in portfolio companies. During the same period, $152.4 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $76.2 million and proceeds from secured borrowings of $77.3 million. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2023, asset coverage was 196.7% and the asset coverage per unit was $1,966.7.
The SMBC Credit Facility consisted of the following as of December 31, 2023:

	As of December 31, 2023
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$77,250	$122,750	$115,874
(1)The unused portion is the amount upon which unused commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
The Company did not have any borrowings outstanding as of December 31, 2022.
Equity
As of December 31, 2023, we had $423.8 million of uncalled capital commitments from Stockholders, $33.4 million of which is contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments, including $41.8 million from entities affiliate with or related to our Adviser.

	As of December 31, 2023				As of December 31, 2022
(In thousands)	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$466,637	(1)	$390,445	16.3%	$-	$-	-
(1) Excludes $33.4 million of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments.
Subscriptions and Drawdowns
We have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.
Shares issued as of December 31, 2023 and 2022 were 3,809,576.503 and 0, respectively. The following table summarizes activity in the number of shares outstanding during the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022:

Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
June 16, 2023	1,250.000	$25	$20.00
October 10, 2023	58,326.500	1,167	$20.00
November 9, 2023	2,250,000.002	45,000	$20.00
December 20, 2023	1,500,000.001	30,000	$20.00
Dividends and Distributions
To the extent that we have taxable income available, we intend to make quarterly distributions to our common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
We have adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares.

As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.
There were no dividends declared from inception through December 31, 2023.
Contractual Obligations
We have entered into an Investment Advisory Agreement with the Adviser pursuant to the 1940 Act to provide us with investment advisory services, and an Administration Agreement with the Administrator to provide us with administrative services. For more information about payments for services provided under these agreements, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 4. Related-Party Transactions.”
The following tables show the contractual maturities of our debt obligations as of December 31, 2023:

(In thousands)	Payments Due by Period
As of December 31, 2023	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$77,250	$-	$77,250	$-	$-
There were no debt obligations as of December 31, 2022.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023, or December 31, 2022, for any such exposure.
We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2023 and 2022:

	Par Value as of
(In thousands)	December 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$27,110	$-
Unfunded revolving commitments	4,888	-
Total unfunded commitments	$31,998	$-
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

The following is a list of each Warehoused Asset as of December 31, 2023 (in thousands):

Company	Investment Type	Spread Above Reference Rate[1]	Maturity Date	Commitment	Par Balance	Amortized Cost
ASG III, LLC	First-lien term loan, revolver, delayed draw term loan[2]	S + 5.50%	10/31/2029	$5,000	$3,167	$3,061
Enverus Holdings Inc.	First-lien term loan, revolver, delayed draw term loan[2]	S + 5.50%	12/22/2029	7,500	6,660	6,548
Total debt investments				$12,500	$9,827	$9,609
____________________
1The investment bears interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which resets monthly.
2The negative amortized cost is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
As of December 31, 2023, the Warehoused Assets had $2.7 million of unfunded commitments on revolvers and delay draw term loans. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. On February 2, 2024, we purchased the entire commitment and par balance outstanding on Enverus Holdings Inc. for $6.6 million from the Financing Provider. The Financing Provider intends to retain the entire investment in ASG III, LLC as a long-term investment.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support and Condition Reimbursement Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Notes to Consolidated Financial Statements – Note 4. Related-Party Transactions” for further details.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”, we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.
Recent Developments
On February 2, 2024, we purchased the debt investments in one of the Warehoused Assets held by the Financing Provider for a total cost of $6.6 million. The Financing Provider intends to retain the ownership in the debt investments for the one remaining portfolio company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2023, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. There were no debt investments held as of December 31, 2022. Additionally, our SMBC Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of the SMBC Credit Facility, using the outstanding balance as of December 31, 2023. Interest expense on the SMBC Credit Facility is calculated using the interest rate as of December 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Down 100 Basis Points	$603	$195	$408
Down 200 Basis Points	543	168	375
Down 300 Basis Points	485	141	344
Up 100 Basis Points	723	248	475
Up 200 Basis Points	784	275	509
Up 300 Basis Points	844	302	542

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Set forth below is an index to our financial statements attached to this Annual Report.
VISTA CREDIT STRATEGIC LENDING CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, New York, NY, PCAOB ID: 42)	82

Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	83

Consolidated Statements of Operations for the Year Ended December 31, 2023 and for the Period from March 15, 2022 (inception) to December 31, 2022	84

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2023 and for the Period from March 15, 2022 (inception) to December 31, 2022	85

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and for the Period from March 15, 2022 (inception) to December 31, 2022	86

Consolidated Schedule of Investments as of December 31, 2023	87

Notes to Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vista Credit Strategic Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Vista Credit Strategic Lending Corp. (the Company) as of December 31, 2023 and 2022, including the consolidated schedule of investments as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian and debt agents; when replies were not received from debt agents, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

New York, NY
March 8, 2024

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $104,685 and $0, respectively)	$104,869	$-
Cash and cash equivalents	61,943	-
Interest and other income receivable from investments	362	-
Deferred offering costs	915	-
Prepaid expenses and other assets	1,188	-
Expense support reimbursement (Note 4)	3,000	1,283
Total assets	$172,277	$1,283

Liabilities
Secured borrowings (Note 5)	$77,250	$-
Payable for investments purchased	13,871	-
Interest and credit facility fees payable (Note 5)	221	-
Administrative service fees payable (Note 4)	390	-
Management and incentive fees payable	117	-
Due to Adviser (Note 4)	4,932	1,283
Accrued expenses and other liabilities	819	-
Total liabilities	97,600	1,283

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Common stock, $0.01 par value, 500,000,000 shares authorized, 3,809,576.503 and 0 issued and outstanding as of December 31, 2023 and 2022 respectively	38	-
Paid-in-capital in excess of par value	74,472	-
Total distributable earnings (loss)	167	-
Total net assets	74,677	-

Total liabilities and net assets	$172,277	$1,283

Net asset value per share	$19.60	$-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$720	$-
Other income	60	-
Total investment income from non-controlled/non-affiliated investments	780	-
Total investment income	780	-
Expenses:
Organization costs	1,111	647
Professional fees	687	-
Offering costs	544	-
Interest expense and credit facility fees (Note 5)	421	-
Administrative service fees (Note 4)	390	-
Other general and administrative expenses	276	-
Directors fees	196	-
Insurance costs	133	-
Management fees (Note 4)	94	-
Incentive fees (Note 4)	23	-
Total expenses before expense support and waivers	3,875	647
Expense support and waivers (Note 4)	(1,396)	(647)
Net expenses after expense support and waivers	2,479	-
Net investment income (loss)	(1,699)	-
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	184	-
Net realized and unrealized gain (loss) on investments	184	-
Net increase (decrease) in net assets resulting from operations	$(1,515)	$-

Per common share data:
Basic and diluted earnings (loss) per share (Note 8)	$(3.99)	$-
Basic and diluted weighted average shares outstanding (Note 8)	379,535	-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at March 15, 2022 (inception)	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	-	-
Balance at December 31, 2022	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	(1,699)	(1,699)
Net realized and unrealized gain (loss) on investments	-	-	-	184	184
Net increase (decrease) in net assets resulting from operations	-	-	-	(1,515)	(1,515)
Issuance of common stock	3,809,576.503	38	76,154	-	76,192
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(1,682)	1,682	-
Net increase (decrease) in net assets resulting from capital share transactions	3,809,576.503	38	74,472	1,682	76,192
Total increase (decrease) for the year ended December 31, 2023	3,809,576.503	38	74,472	167	74,677
Balance at December 31, 2023	3,809,576.503	$38	$74,472	$167	$74,677
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,515)	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	544	-
Amortization of deferred financing costs	114	-
Net accretion of discount on investments	(24)	-
Net change in unrealized (appreciation) depreciation on investments	(184)	-
Cost of investments purchased	(90,862)	-
Proceeds from repayments of investments	73	-
Change in operating assets and liabilities:
Deferred offering costs	(1,459)	-
Expense support reimbursement	(1,717)	(1,283)
Prepaid expenses and other assets	(285)	-
Interest and other income receivable from investments	(362)	-
Due to Adviser	3,649	1,283
Management and inventive fees payable	117	-
Administrator service expense payable (Note 4)	390	-
Interest and credit facility fees payable (Note 5)	221	-
Accrued expense and other liabilities	819	-
Net cash provided by (used in) operating activities	(90,481)	-
Cash flows from financing activities
Proceeds from issuance of common stock	76,192	-
Borrowings on debt	77,250	-
Debt issuance costs paid	(1,018)	-
Net cash provided by (used in) financing activities	152,424	-
Net increase (decrease) in cash and cash equivalents	61,943	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$61,943	$-
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$200	$-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

Investments	Footnotes	Reference Rate and Spread	Interest Rate(2) (11)	Maturity Date	Par Amount/Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated	(12)
First-Lien Debt
Health-Care Technology
Athenahealth Group, Inc.	(8)	SOFR + 3.25%	8.61%	2/15/2029	$4,987	$4,938	$4,973	6.7%
Insurance
Integrity Marketing Acquisition, LLC	(4) (6) (9)	SOFR + 6.00%	11.39%	8/27/2026	349	337	306	0.4
Oil, Gas & Consumable Fuels
Enverus Holdings, Inc.	(4) (6) (9)	SOFR + 5.50%	10.86%	12/24/2029	9,990	9,826	9,825	13.2
IT Services
Acronis International	(4) (5) (10) (13) (14)	SOFR + 5.85%	11.29%	4/1/2027	15,000	14,746	14,737	19.7
Banff Merger Sub, Inc.	(7)	SOFR + 4.25%	9.21%	12/29/2028	4,024	4,029	4,059	5.4
MH Sub I, LLC	(8)	SOFR + 4.25%	9.60%	5/3/2028	4,987	4,848	4,913	6.6
Redwood Services Group, LLC	(4) (6) (9) (14)	SOFR + 6.25%	11.70%	6/15/2029	12,737	12,497	12,441	16.7
Total IT Services						36,120	36,150	48.4
Software
Aptean, Inc.	(7)	SOFR + 5.50%	10.86%	4/23/2026	8,436	8,298	8,447	11.3
ASG III, LLC	(4) (6) (10)	SOFR + 6.50%	11.88%	10/31/2029	8,392	8,131	8,127	10.9
Central Parent, Inc.	(8)	SOFR + 4.00%	9.35%	7/6/2029	5,000	5,006	5,034	6.7
MRI Software, LLC	(4) (6) (10)	SOFR + 5.50%	N/A	2/10/2027	—	(68)	(125)	(0.2)
Quartz Acquireco, LLC	(7)	SOFR + 3.50%	8.86%	6/28/2030	4,988	4,994	5,009	6.7
Renaissance Holding Corp.	(8)	SOFR + 4.75%	10.09%	4/5/2030	4,988	4,994	5,012	6.7
Rocket Software, Inc.	(8)	SOFR + 4.75%	10.11%	11/28/2028	4,987	4,928	4,910	6.6
Softeon, Inc.	(4) (6) (9)	SOFR + 5.75%	11.10%	11/20/2030	12,500	12,188	12,198	16.3
Zelis Healthcare Corporation	(7)	SOFR + 3.50%	8.97%	9/30/2026	4,987	4,993	5,003	6.7
Total Software						53,464	53,615	71.7
Total First-Lien Debt						104,685	104,869	140.4
Total Investments - non-controlled/non-affiliated						104,685	104,869	140.4
Cash and Cash Equivalents						61,943	61,943	82.9
Total Investments, Cash and Cash Equivalents						$166,628	$166,812	223.3%
(1)Unless otherwise indicated, all debt investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquarted in the United States. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments. None of the Company’s investments are pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser or under the direction of the Board of Directors (the “Board”) (see Note 3), pursuant to the Company’s valuation policy.
(5)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, nonqualifying assets represented. 8.82% of total assets as calculated in accordance with regulatory requests.
(6) Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results primarily from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ASG III, LLC	Delayed draw term loan	10/31/2029	$3,533	$(71)
ASG III, LLC	Revolver	10/31/2029	1,325	(27)
Enverus Holdings, Inc.	Delayed draw term loan	12/24/2029	500	(4)
Enverus Holdings, Inc.	Revolver	12/24/2029	760	(11)
Integrity Marketing Acquisition, LLC	Delayed draw term loan	8/27/2026	4,650	(40)
MRI Software, LLC	Delayed draw term loan	2/10/2027	11,364	(114)
MRI Software, LLC	Revolver	2/10/2027	1,136	(11)
Redwood Services Group, LLC	Delayed draw term loan	6/15/2029	2,063	(41)
Softeon, Inc.	Delayed draw term loan	11/20/2030	3,333	(58)
Softeon, Inc.	Delayed draw term loan	11/20/2030	1,667	4
Softeon, Inc.	Revolver	11/20/2030	1,667	(29)
Total unfunded commitments			$31,998	$(402)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(9)The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(10)The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(11)For unsettled positions the interest rate does not include the base rate.
(12)The Company uses GICS® industry tier for classification of investments. All investments ultimately are focused in enterprise software, data and technology-enabled sectors.
(13)The headquarters of this portfolio company is located in Switzerland.
(14)Loans include a credit spread adjustment of 0.10%.
(15)The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of December 31, 2023
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$89,939	85.9%	$90,132	85.9%
Switzerland	14,746	14.1	14,737	14.1
Total	$104,685	100.0%	$104,869	100.0%

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data, unless otherwise indicated)
1.ORGANIZATION
Vista Credit Strategic Lending Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on March 15, 2022, its date of inception (“Inception Date” or “inception”). The Company commenced operations on October 10, 2023. The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Vista Credit BDC Management, L.P. (the “Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser also intends to provide the administrative services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). The Adviser is a wholly owned subsidiary of VEP Group, LLC (together with its affiliates, including Vista Credit Partners, L.P., “Vista”).
The Company is conducting a private offering (the “Private Offering”) of its shares of common stock to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. The Company is a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase shares of common stock of the Company pursuant to a subscription agreement entered into with the Company. Stockholders will be required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the Stockholders. On June 16, 2023, the Adviser purchased 1,250 shares of the Company’s common stock at $20.00 per share. On September 8, 2023, the Company began accepting subscription agreements from third-party investors acquiring shares of the Company’s common stock in the Private Offering.
The Company expects to invest in “middle market companies,” which the Company defines to generally mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that will primarily consist of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included.
The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).
The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the periods presented have been included.
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
Consolidation
As provided under ASC 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, BDC CA Lender, LLC, VCSL Funding 1 LLC and VCSL Funding 2 LLC. All significant intercompany balances and transactions have been eliminated.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further information about fair value measurements.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are denominated in U.S. dollars and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of December 31, 2023 and December 31, 2022, the Company did not have any balances related to restricted cash.
Revenue Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of December 31, 2023 and 2022, there were no loans in the portfolio that earned PIK income. For the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company did not earn PIK income.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of December 31, 2023 and 2022.
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company earned $60 and $0, respectively, in other income, primarily from unused fees and arranger fees.
Organization and Offering Costs
Organization and offering costs will be borne by the Company and have been advanced from the Adviser subject to recoupment. Costs associated with the organization of the Company have been expensed as incurred, subject to the limitations described below. These costs consist primarily of legal fees and other fees of organizing the Company.
Costs associated with the Private Offering of the Company are capitalized as deferred offering expenses on the Consolidated Statements of Assets and Liabilities and amortized over a 12-month period from the commencement of operations. These costs consist primarily of legal fees and other fees incurred in connection with the Private Offering.
For the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company incurred $1,111 and $647 of organization costs. For the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company incurred $1,800 and $636 of offering costs of which $544 and $0 of offering costs were amortized, respectively and included in offering costs in the accompanying Consolidated Statements of Operations. Refer to Note 4 for further details on the Expense Support and Conditional Reimbursement Agreement.
Deferred Financing Costs
The Company has entered into a $200,000 senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation (the “SMBC Credit Facility”). Interest expense and unused commitment fees on the SMBC Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Deferred financing costs include capitalized expenses related to the closing or amendments of the SMBC Credit Facility. Amortization of deferred financing costs for the credit facility is computed on the straight-line basis over the term of the credit facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
For the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company incurred $1,035 and $0 of financing costs, of which $114 and $0 have been amortized, respectively. As of December 31, 2023 and 2022, the Company had $921 and $0 of deferred financing costs, respectively.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
Expenses
The Company is responsible for software costs, insurance costs and other expenses related to the Company’s operations. Such expenses, including expenses incurred and paid by the Adviser on behalf of the Company, are generally expected to be reimbursed by the Company. Costs incurred for annual subscriptions and insurance policies are generally recorded as a deferred charge and are amortized using the straight-line method over the term of the subscription or policy period. Deferred costs related to the Company’s Director and Officers liability insurance are presented in prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.
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
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must also annually distribute dividends for U.S. federal income tax purposes to its stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of its investment company taxable income, determined without regard to any deduction for dividends paid.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as tax benefits or expenses in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
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
Recent Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which affects all public entities that are required to report segment information. The amendments in ASU 2023-07 clarify that a public entity that has a single reportable segment is required to provide all the disclosures required by the amendments. The effective date for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
3.FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of ASC 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
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
The Adviser, as the valuation designee pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. In addition to using the above inputs in investment valuations, the Adviser will apply a valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the year ended December 31, 2023 and the period from March 15, 2022 (inception) to December 31, 2022, there were no transfers between levels.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2023. There were no investments held as of December 31, 2022.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$47,359	$57,510	$104,869
Total	$-	$47,359	$57,510	$104,869
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Year Ended December 31, 2023
	First-Lien Debt	Total
Balance, beginning of period	$-	$-
Purchases	57,638	57,638
Paydowns	(1)	(1)
Accretion of discount	20	20
Net change in unrealized appreciation (depreciation)	(147)	(147)
Balance, end of period	$57,510	$57,510
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(147)	$(147)
The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:
The Company’s Board has appointed the Adviser as its valuation designee, in accordance with Rule 2a-5 under the 1940 Act. The fair value is determined by the Adviser’s valuation committee, subject to oversight by the Board, consistent with a documented valuation policy and consistently applied valuation process. In connection with that determination, investment valuations will be prepared using ranges of valuations obtained from independent valuation firms, and/or proprietary models depending on the materiality of the investments, the availability of information on the Company’s investments and the type of investment being valued, all in accordance with the Company’s valuation policy.
Determination of fair value involves subjective judgments and estimates. As part of the valuation process, the factors that may be taken into account in determining the fair value of the Company’s investments, include, as relevant: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser’s valuation committee will consider whether the pricing indicated by the external event corroborates its valuation.
Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Adviser carefully

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.
The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2023:

				Range
	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$47,810	Yield Analysis	Discount Rate	10.90%	12.70%	11.53%
	9,700	Recent Transactions	Transaction Price	98.50	99.25	98.50
Total first-lien debt	$57,510

There were no investments held as of December 31, 2022.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien debt securities are discount rates and transaction prices. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in transactions prices in isolation would result in a significantly lower fair value measurement.
Financial Instruments Disclosed but Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s secured borrowings (see Note 5. Borrowings) disclosed but not carried at fair value as of December 31, 2023:

	As of December 31, 2023
	Carrying Value	Fair Value
Secured borrowings	$77,250	$77,250
Total	$77,250	$77,250
There were no borrowings outstanding as of December 31, 2022.
Secured borrowings as of December 31, 2023 consist of borrowings under the SMBC Credit Facility which closed on November 17, 2023. Given there were no material market movements in credit spreads from November 17, 2023 through December 31, 2023 and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
4.RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 16, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company’s investment program and related activities. For providing these services, the Adviser will receive fees from the Company consisting of two components: (1) a Management Fee and (2) an Incentive Fee (both as described below). The cost of the Management Fee and the Incentive Fee will ultimately be borne by the Company’s stockholders. No Management Fee or Incentive Fee was payable to the Adviser until the commencement of investment activities. Without payment of any penalty, the Company will have the right to terminate the Investment Advisory Agreement upon 60 days’ written notice.
The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the year ended December 31, 2023, was $94.
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

The Company did not earn an Investment Income Incentive Fee for the year ended December 31, 2023.
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

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. For the year ended December 31, 2023, the Company accrued a Capital Gains Incentive Fee of $23, none of which is contractually payable under the terms of the Investment Advisory Agreement.
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
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the year ended December 31, 2023, $94 and $23 of management fees and incentives were incurred, respectively and remain payable as of December 31, 2023. There were no management or incentive fees incurred in the period from March 15, 2022 (inception) to December 31, 2022.
Administration Agreement
On June 16, 2023, the Company entered into the Administration Agreement with its Adviser. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to stockholders and the Board and reports filed with SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliate that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the year ended December 31, 2023 and the period from March 15, 2022 (inception) to December 31, 2022, the Company incurred $390 and $0, respectively, in administrative service fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, $390 and $0, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2023 and for the period from Inception Date to December 31, 2022, the Adviser agreed to waive $20 and $0 of professional fees and other expenses, respectively.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of the Company’s expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or servicing fees of the Company. Any Expense Payment that the Adviser has elected to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such election was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to, or on behalf of, the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payments.” Reimbursement Payments are conditioned on (i) a distribution level (exclusive of return of capital and declared special dividends or special distributions, if any) equal to, or greater than, the rate at the time of the reimbursement; (ii) an operating expense ratio (excluding any interest expense, organizational and offering expenses, management or incentive fee) that is lower than the expense ratio (excluding any interest expense, organizational and offering expenses, management or incentive fee) at the time of the expense reimbursement and (iii) a distribution level (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (a) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (b) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (c) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (c) are not included under clauses (a) and (b) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of December 31, 2023 and December 31, 2022, $3,000 and $1,283 of the Company’s expenses are subject to the Expense Support Agreement and $1,932 and $0 of the Company’s expenses that are not subject to the Expense Support Agreement are presented in the due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities, respectively.
The following table presents a summary of the Expense Payments and Reimbursement Payments since the Company’s Inception Date:

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2023	$3,000	$-	$3,000
December 31, 2022	1,283	-	1,283
Board of Directors
The Board currently consists of five members, three of whom are Independent Directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the year ended December 31, 2023 and the period from March 15, 2022 (inception) to December 31, 2022, the Company incurred $196 and $0, respectively, in fees and expenses associated with its Independent Directors’ services on the Company's Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of December 31, 2023, $59 was unpaid and included in accrued expense and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2022, no fees or expenses associated with the Board were payable.
Capital Commitments

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
Total capital commitments as of December 31, 2023, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the year ended December 31, 2023, VHG Capital, L.P. had purchased 408,082.787 shares of common stock for a total purchase price of $8,162 and the Adviser has purchased 1,250 shares of common stock for a total purchase price of $25.
5.BORROWINGS
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023, asset coverage was 196.7%. The Company did not have any borrowings outstanding as of December 31, 2022.

SMBC Credit Facility
On November 14, 2023, the Company entered into the SMBC Credit Facility. The SMBC Credit Facility provides for, among other things, a $200,000 revolving credit facility with a stated maturity date of November 14, 2025. Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or RFR loans (i.e., loans bearing interest based on SOFR or SONIA). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month EURIBOR, SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.
The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of December 31, 2023.
The SMBC Credit Facility consisted of the following as of December 31, 2023:

	As of December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$77,250	$122,750	$115,874
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
For the year ended December 31, 2023 and the period from March 15, 2022 (inception) to December 31, 2022, the components of interest expense and credit facility fees were as follows:

	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Interest expense	$223	$-
Facility unused commitment fee	84	-
Amortization of deferred financing costs	114	-
Total interest expense and credit facility fees	$421	$-
Cash paid for interest expense	$200	$-

Average principal debt outstanding	$2,666	$-
Effective interest rate	N/M(1)	N/A
(1)Not meaningful due to minimal average balance outstanding relative to the size of the total commitment and unused fees incurred during the period.

As of December 31, 2023 and 2022, the components of interest and credit facility fees payable were as follows:

	As of
	December 31, 2023	December 31, 2022
Interest expense payable	$221	$-
Unused commitment fee payable	-	-
Total interest expense and credit facility fees payable	$221	$-
Weighted average interest rate(1)	8.24%	N/A
(1)Weighted average interest rate as of December 31, 2023. All underlying interest rates contracts as of December 31, 2023 are based on floating SOFR rates.
6.COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023 or December 31, 2022, for any such exposure.

A summary of significant contractual payment obligations was as follows as of December 31, 2023:

	Payments Due by Period
As of December 31, 2023	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$77,250	$-	$77,250	$-	$-
There were no contractual payment obligations as of December 31, 2022.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2023 and 2022:

	Par Value as of
	December 31, 2023	December 31, 2022
Delayed draw loan commitments	$27,110	$-
Revolving loan commitments	4,888	-
Total unfunded commitments	$31,998	$-
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
Subject to certain conditions, the Facility Agreement creates a forward obligation of the Financing Provider to sell and will require the Adviser to cause the Company to purchase, all or a portion of certain Warehoused Assets owned and held by the Financing Provider. The obligation to purchase such Warehoused Assets is conditional upon satisfying certain conditions, including that the Company has received capital commitments in an aggregate amount of at least $250,000 and the Board has approved accepting such commitments (the “Capital Condition”). The Capital Condition was satisfied as of September 30, 2023. The Financing Provider will receive, prior to any settlement date related to a purchase of Warehoused Assets, all principal proceeds, interest, fees and other cash (other than original issue discounts and certain upfront and other similar or one-time fees (“OID and Fees”)) accruing on any Warehoused Asset that is earned, accrued, paid or payable in respect of such Warehoused Asset. Following the settlement date, any Warehoused Asset shall be solely for the benefit of the Company.
Under the Facility Agreement, loans (other than unfunded commitments that remain unfunded as of the settlement date of the Warehouse Transaction) are purchased at a value (the “Loan Purchase Price”) equal to (a) the initial principal amount plus (b) any incremental principal amount of any loan as may be increased from time to time as the result of the capitalization of “payment-in-kind” interest under such loan plus (c) the amount of any uncapitalized “payment-in-kind” interest under such loan through the settlement date minus (d) any principal repayment amount minus (e) the product of (i) OID and Fees paid or deemed paid on account of such loan, times (ii) the number of days from and including the settlement date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan, divided by (iii) the number of days from and including the initial purchase date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan. With respect to any remaining unfunded commitment that remains unfunded at the settlement date, the purchase price shall be a dollar amount equal to 0.25% of the amount of such unfunded commitment. Under the Facility Agreement, equity instruments are purchased based on an agreed-upon methodology (the “Equity Purchase Price,” and together with the Loan Purchase Price, the “Purchase Price”).
As additional consideration, with respect to any Warehoused Asset that is a loan, remaining unfunded commitment or any portion of the foregoing held by the Facility Provider for greater than or equal to nine months (such date, the “Incremental Pricing Date”), the Company may pay, at the time of purchase, an additional amount, depending on the Facility Provider’s holding period of such Warehoused Asset beyond the Incremental Pricing Date, of the par value or unfunded amount, as applicable, of such loan, such remaining unfunded commitment or such portion of the foregoing. The Company has agreed to reimburse the Adviser for reasonable and documented fees and disbursements of outside legal counsel to the Financing Provider in connection with the preparation and negotiation of this Facility Agreement in an amount not to exceed $35. During the year ended December 31, 2023, $28 of outside legal expenses were incurred and paid by the Adviser and are presented in due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.
During the year ended December 31, 2023, the Company purchased debt investments from the Financing Provider in four portfolio companies for a total cost of $29,216. The purchase price for each debt investment was calculated in

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
accordance with the Facility Agreement. As of December 31, 2023, the Financing Provider held debt investments in two portfolio companies with an amortized cost of $9,609.
7.FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the year ended December 31, 2023. Financial highlights are not required for the period from March 15, 2022 (inception) to December 31, 2022, as there were no shareholders during this period.

For the Year Ended December 31, 2023
Per Share Data:
Net asset value per share, beginning of period (1)	$20.00
Net investment income (loss) (2)	(4.48)
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments	0.49
Net increase (decrease) in net assets resulting in operations	(3.99)
Effect of offering price of subscriptions (3)	3.59
Net asset value per share, end of period	$19.60
Number of shares outstanding, end of period	3,809,576.503
Total return based on net asset value (4)	(2.00)%
Net assets, end of period	$74,677
Ratio to average net assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	25.88%
Expenses before incentive fees, after waivers and reimbursements of expenses	16.50%
Expenses after incentive fees, before waivers and reimbursements of expenses	26.03%
Expenses after incentive fees and waivers and reimbursements of expenses	16.66%
Net investment income (loss)	(11.41)%
Interest Expense and credit facility fees	2.83%
Ratio/Supplemental Data:
Asset coverage, end of period	196.67%
Portfolio turnover	0.28%
Total committed capital, end of period	$466,637
Ratio of total contributed capital to total committed capital, end of period	16.33%
Weighted-average shares outstanding	379,535
(1)At the beginning of period, $20.00 per share represents the initial net asset value per share at which shares were issued at the commencement of operations on October 10, 2023.
(2)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(3)Increase is due to the offering price of subscriptions during the period (see Note 8).
(4)Total return is based on the change in net asset value per common share during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. The total return calculation assumes a share was issued at $20.00 per share at commencement of operations on October 10, 2023. The total return has not been annualized.
(5)These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each quarter of the reporting period.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
8.NET ASSETS
The Company has the authority to issue 500,000,000 of shares of common stock at $0.01 per share par value.
As of December 31, 2023, the Company had $423,833 of uncalled capital commitments from Stockholders, $33,388 of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of the Company’s aggregate commitments, and $41,838 of which is from entities affiliate with or related to the Adviser.
Shares issued as of December 31, 2023 and 2022 were 3,809,576.503 and 0, respectively. The following table summarizes activity in the number of shares outstanding during the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
6/16/2023	1,250.000	$25	$20.00
10/10/2023	58,326.500	1,167	$20.00
11/9/2023	2,250,000.002	45,000	$20.00
12/20/2023	1,500,000.001	30,000	$20.00
There were no dividends declared or dividends reinvested from Inception Date through December 31, 2023.
Capital transactions for the year ended December 31, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. Such transactions increased net asset value by $3.59 per share for the year ended December 31, 2023.
The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$(1,515)	$—
Weighted average shares outstanding	379,535	-
Basic and diluted earnings (loss) per share	$(3.99)	$-

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
10.TAX
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to paid in capital in excess of par or distributable earnings (loss) as appropriate. For the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, permanent differences were as follows:

	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Undistributed net investment income (loss)	$1,682	$-
Accumulated net realized gain (loss)	-	-
Paid-in-capital	$(1,682)	$-
During the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, permanent differences were principally related to a net operating loss and non-deductible offering costs.
The following reconciles the increase in net assets resulting from operations to taxable income for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022:

	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$(1,515)	$-
Net unrealized (appreciation) depreciation	(184)	-
Other timing differences and non-deductible expenses	278	-
Total taxable/distributable income	$(1,421)	$-
The tax basis components of accumulated earnings (deficit) and reconciliation to accumulated earnings (deficit) on a book basis for the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022 were as follows:

	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Undistributable ordinary income - tax basis	$-	$-
Other temporary book/tax differences	(17)	-
Net unrealized appreciation/(depreciation) on investments	184	-
Total accumulated earnings (deficit) - book basis	$167	$-

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. There were no capital losses for the year ended

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, which will be deemed to arise on the first day of the tax year ended December 31, 2024 and December 31, 2023 respectively.
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022 as follows:

	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Gross unrealized appreciation	$418	$-
Gross unrealized depreciation	(234)	-
Net unrealized appreciation (depreciation) earnings	$184	$-
Tax costs of investments	$104,685	$-
There were no dividends declared through the year ended December 31, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022.
Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
11.SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act..
(b)Management’s Report on Internal Control Over Financial Reporting
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies..
(c)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year..
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Part IV
(a)Consolidated Financial Statements
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:
Vista Credit Strategic Lending Corp.

Page

Report of Independent Registered Public Accounting Firm	82

Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	83

Consolidated Statements of Operations for the Year Ended December 31, 2023 and for the Period from March 15, 2022 (inception) to December 31, 2022	84

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2023 and for the Period from March 15, 2022 (inception) to December 31, 2022	85

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and for the Period from March 15, 2022 (inception) to December 31, 2022	86

Consolidated Schedule of Investments as of December 31, 2023	87

Notes to Consolidated Financial Statements	89
(b)Consolidated Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(c)Exhibits
ITEM 15. Exhibits and Financial Statement Schedules

3.1	Articles of Amendment and Restatement of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on June 15, 2023)

3.2	Amended and Restated Bylaws of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on June 15, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 10 Second Amendment filed on October 25, 2023)

4.2	Description of Registration Securities

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.5	Custody Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.6	Licence Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.7	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.8
Revolving Credit Agreement, dated as of November 14, 2023, by and between Vista Credit Strategic Lending Corp. as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger, letter of credit issuer and a lender ((incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2023)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Form 10 filed on June 15, 2023)

21.1	List of Subsidiaries

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*filed herewith

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2024	By:	/s/ Greg Galligan
Greg Galligan

Chief Executive Officer and President

Date: March 8, 2024	By:	/s/ Ross Teune
Ross Teune

Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2024	By:	/s/ Greg Galligan
Greg Galligan

Director and Chief Executive Officer and President

Date: March 8, 2024	By:	/s/ Ross Teune
Ross Teune

Chief Financial Officer and Treasurer

Date: March 8, 2024	By:	/s/ David Flannery
David Flannery

Director

Date: March 8, 2024	By:	/s/ Sheila Finnerty
Sheila Finnerty

Director

Date: March 8, 2024	By:	/s/ Olivia Kirtley
Olivia Kirtley

Director

Date: March 8, 2024	By:	/s/ Stephen Riddick
Stephen Riddick

Director