Form 10-Q
period 2024-03-31
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2024-05-03
CIK 1919369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Small reporting company	☐	Emerging growth company	☒
Non-accelerated filer	☒	Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 3, 2024, the registrant had 6,103,539.089 shares of common stock, $0.01 par value per share, outstanding.

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
•our dependence on the ability of Vista Credit BDC Management, L.P. (the “Adviser”) to manage and support our investment process;
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
•the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies;
•the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, the Middel East and China;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $180,078 and $104,685, respectively)	$180,487	$104,869
Cash and cash equivalents	53,410	61,943
Interest and other income receivable from investments	952	362
Deferred offering costs	695	915
Prepaid expenses and other assets	853	1,188
Expense support reimbursement (Note 4)	3,000	3,000
Total assets	$239,397	$172,277

Liabilities
Secured borrowings (Note 5)	$84,250	$77,250
Payable for investments purchased	34,931	13,871
Interest and credit facility fees payable (Note 5)	631	221
Administrative service fees payable (Note 4)	404	390
Management and incentive fees payable (Note 4)	291	117
Due to Adviser (Note 4)	3,047	4,932
Accrued expenses and other liabilities	865	819
Total liabilities	124,419	97,600

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Common stock, $0.01 par value, 500,000,000.000 shares authorized, 5,850,392.831 and 3,809,576.503 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	59	38
Paid-in-capital in excess of par value	114,451	74,472
Total distributable earnings (loss)	468	167
Total net assets	114,978	74,677

Total liabilities and net assets	$239,397	$172,277

Net asset value per share	$19.65	$19.60
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Investment income:
From non-controlled/non-affiliated investments
Interest income	$3,378	$-
Other income	142	-
Total investment income from non-controlled/non-affiliated investments	3,520	-
Total investment income	3,520	-
Expenses:
Interest expense and credit facility fees (Note 5)	1,525	-
Offering costs	629	-
Professional fees	439	-
Administrative service fees (Note 4)	404	-
Other general and administrative expenses	363	-
Management fees (Note 4)	240	-
Directors fees	68	-
Insurance costs	61	-
Incentive fees (Note 4)	28	-
Organization costs	-	289
Total expenses before expense support and waivers	3,757	289
Expense support and waivers (Note 4)	(313)	(289)
Net expenses after expense support and waivers	3,444	-
Net investment income (loss)	76	-
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	225	-
Net realized and unrealized gain (loss) on investments	225	-
Net increase (decrease) in net assets resulting from operations	$301	$-

Per common share data:
Basic and diluted earnings (loss) per share (Note 8)	$0.08	$-
Basic and diluted weighted average shares outstanding (Note 8)	3,921,709.266	-

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	3,809,576.503	$38	$74,472	$167	$74,677
Net investment income (loss)	-	-	-	76	76
Net realized and unrealized gain (loss) on investments	-	-	-	225	225
Net increase (decrease) in net assets resulting from operations	-	-	-	301	301
Issuance of common stock	2,040,816.328	21	39,979	-	40,000
Net increase (decrease) in net assets resulting from capital share transactions	2,040,816.328	21	39,979	-	40,000
Total increase (decrease) for the three months ended March 31, 2024	2,040,816.328	21	39,979	301	40,301
Balance at March 31, 2024	5,850,392.831	$59	$114,451	$468	$114,978

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share and per share data)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$301	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	629	-
Amortization of deferred financing costs	218	-
Net accretion of discount on investments	(202)	-
Net change in unrealized (appreciation) depreciation on investments	(225)	-
Cost of investments purchased	(67,638)	-
Proceeds from repayments of investments	13,509	-
Payment-in-kind interest capitalized	(2)	-
Change in operating assets and liabilities:
Deferred offering costs	(409)	-
Expense support reimbursement	-	(289)
Prepaid expenses and other assets	117	-
Interest and other income receivable from investments	(590)	-
Due to Adviser	(1,885)	289
Management and incentive fees payable	174	-
Administrator service expense payable (Note 4)	14	-
Interest and credit facility fees payable (Note 5)	410	-
Accrued expense and other liabilities	46	-
Net cash provided by (used in) operating activities	(55,533)	-
Cash flows from financing activities
Proceeds from issuance of common stock	40,000	-
Borrowings on debt	55,000	-
Repayments on debt	(48,000)	-
Net cash provided by (used in) financing activities	47,000	-
Net increase (decrease) in cash and cash equivalents	(8,533)	-
Cash and cash equivalents, beginning of period	61,943	-
Cash and cash equivalents, end of period	$53,410	$-
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$1,115	$-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
MARCH 31, 2024
(dollars in thousands, except share and per share data)

Investments (1)(15)	Footnotes	Reference Rate and Spread	Interest Rate(2) (11)	Maturity Date	Par Amount/Units(1)	AmortizedCost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated	(12)
First-Lien Debt
Health-Care Technology
Athenahealth Group, Inc.	(8)	SOFR + 3.25%	8.58%	2/15/2029	$9,962	$9,896	$9,893	8.6%
Insurance
Integrity Marketing Acquisition, LLC	(4) (6) (9)	SOFR + 6.00%	11.34%	8/27/2026	348	337	311	0.3
IT Services
Acronis International	(4) (5) (10) (13) (14)	SOFR + 6.85% (1.00% PIK)	12.28%	4/1/2027	20,002	19,678	19,652	17.1
Banff Merger Sub, Inc.	(7)	SOFR + 4.25%	9.58%	12/29/2028	4,014	3,980	4,045	3.5
MH Sub I, LLC	(8)	SOFR + 4.25%	9.58%	5/3/2028	9,962	9,798	9,915	8.6
Redwood Services Group, LLC	(4) (6) (9) (14)	SOFR + 6.25%	11.57%	12/31/2025	15,102	14,807	15,041	13.1
Total IT Services						48,263	48,653	42.3
Oil, Gas & Consumable Fuels
Enverus Holdings, Inc.	(4) (6) (9)	SOFR + 5.50%	10.83%	12/24/2029	16,651	16,390	16,393	14.2
Software
Aptean, Inc.	(4) (6) (9)	SOFR + 5.25%	10.57%	1/30/2031	19,805	19,576	19,554	17.0
ASG III, LLC	(4) (6) (10)	SOFR + 6.50%	11.81%	10/31/2029	10,777	10,494	10,528	9.2
Azurite Intermediate Holdings, Inc.	(4) (6) (10)	SOFR + 6.50%	11.83%	3/19/2031	5,371	5,171	5,079	4.4
Central Parent, Inc.	(7)	SOFR + 4.00%	9.31%	7/6/2029	10,000	10,025	10,041	8.7
MRI Software, LLC	(4) (6) (10)	SOFR + 5.50%	N/A	2/10/2027	—	(65)	(99)	(0.1)
Perforce Software, Inc.	(4) (7)	SOFR + 4.75%	10.07%	3/25/2031	10,000	9,950	9,950	8.6
Quartz Acquireco, LLC	(7)	SOFR + 3.50%	8.81%	6/28/2030	4,975	4,981	4,998	4.3
Renaissance Holding Corp.	(8)	SOFR + 4.25%	9.58%	4/5/2030	9,963	9,981	9,994	8.7
Rocket Software, Inc.	(8)	SOFR + 4.75%	10.08%	11/28/2028	9,962	9,887	9,902	8.6
Softeon, Inc.	(4) (6) (9)	SOFR + 5.75%	11.06%	11/20/2030	12,500	12,195	12,267	10.7
Waystar Technologies, Inc.	(7)	SOFR + 4.00%	9.33%	10/22/2029	7,987	8,021	8,017	7.0
Zelis Healthcare Corporation	(7)	SOFR + 2.75%	8.07%	9/28/2029	5,000	4,976	5,006	4.4
Total Software						105,192	105,237	91.5
Total First-Lien Debt						180,078	180,487	156.9
Total Investments - non-controlled/non-affiliated						180,078	180,487	156.9
Cash and Cash Equivalents						53,410	53,410	46.5
Total Investments, Cash and Cash Equivalents						$233,488	$233,897	203.4%

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
MARCH 31, 2024
(dollars in thousands, except share and per share data)
(1)Unless otherwise indicated, all debt investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquarted in the United States. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments. None of the Company’s investments are pledged as collateral under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser under the direction of the Board of Directors (the “Board”) (see Note 3), pursuant to the Company’s valuation policy.
(5)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, nonqualifying assets represented 8.37% of total assets as calculated in accordance with regulatory requests.
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

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed draw term loan	1/30/2031	$3,375	$(34)
Aptean, Inc.	Revolver	1/30/2031	1,820	(18)
ASG III, LLC	Delayed draw term loan	10/31/2029	1,148	(22)
ASG III, LLC	Revolver	10/31/2029	1,325	(25)
Azurite Intermediate Holdings, Inc.	Delayed draw term loan	3/19/2031	12,207	(183)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,953	(29)
Enverus Holdings, Inc.	Delayed draw term loan	12/24/2029	833	(11)
Enverus Holdings, Inc.	Revolver	12/24/2029	1,267	(17)
Integrity Marketing Acquisition, LLC	Delayed draw term loan	8/27/2026	4,650	(35)
MRI Software, LLC	Delayed draw term loan	2/10/2027	11,364	(99)
MRI Software, LLC	Revolver	2/10/2027	1,136	-
Redwood Services Group, LLC	Delayed draw term loan	12/31/2025	4,003	(73)
Softeon, Inc.	Delayed draw term loan	11/20/2030	3,333	(46)
Softeon, Inc.	Delayed draw term loan	11/20/2030	1,667	8
Softeon, Inc.	Revolver	11/20/2030	1,667	(23)
Total unfunded commitments			$51,748	$(607)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(9)The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(10)The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(11)For unsettled positions the interest rate does not include the base rate.
(12)The Company uses GICS® industry tier for classification of investments. All investments ultimately are focused in enterprise software, data and technology-enabled sectors.
(13)The headquarters of this portfolio company is located in Switzerland.
(14)Loans include a credit spread adjustment of 0.10%.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
MARCH 31, 2024
(dollars in thousands, except share and per share data)

(15)The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of March 31, 2024
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$160,400	89.1%	$160,835	89.1%
Switzerland	19,678	10.9	19,652	10.9
Total	$180,078	100.0%	$180,487	100.0%

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

Investments (15)	Footnotes	Reference Rate and Spread	Interest Rate(2) (11)	Maturity Date	Par Amount/Units(1)	AmortizedCost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated	(12)
First-Lien Debt
Health-Care Technology
Athenahealth Group, Inc.	(8)	SOFR + 3.25%	8.61%	2/15/2029	$4,987	$4,938	$4,973	6.7%
Insurance
Integrity Marketing Acquisition, LLC	(4) (6) (9)	SOFR + 6.00%	11.39%	8/27/2026	349	337	306	0.4
IT Services
Acronis International	(4) (5) (10) (13) (14)	SOFR + 5.85%	11.29%	4/1/2027	15,000	14,746	14,737	19.7
Banff Merger Sub, Inc.	(7)	SOFR + 4.25%	9.21%	12/29/2028	4,024	4,029	4,059	5.4
MH Sub I, LLC	(8)	SOFR + 4.25%	9.60%	5/3/2028	4,987	4,848	4,913	6.6
Redwood Services Group, LLC	(4) (6) (9) (14)	SOFR + 6.25%	11.70%	6/15/2029	12,737	12,497	12,441	16.7
Total IT Services						36,120	36,150	48.4
Oil, Gas & Consumable Fuels
Enverus Holdings, Inc.	(4) (6) (9)	SOFR + 5.50%	10.86%	12/24/2029	9,990	9,826	9,825	13.2
Software
Aptean, Inc.	(7)	SOFR + 5.50%	10.86%	4/23/2026	8,436	8,298	8,447	11.3
ASG III, LLC	(4) (6) (10)	SOFR + 6.50%	11.88%	10/31/2029	8,392	8,131	8,127	10.9
Central Parent, Inc.	(8)	SOFR + 4.00%	9.35%	7/6/2029	5,000	5,006	5,034	6.7
MRI Software, LLC	(4) (6) (10)	SOFR + 5.50%	N/A	2/10/2027	—	(68)	(125)	(0.2)
Quartz Acquireco, LLC	(7)	SOFR + 3.50%	8.86%	6/28/2030	4,988	4,994	5,009	6.7
Renaissance Holding Corp.	(8)	SOFR + 4.75%	10.09%	4/5/2030	4,988	4,994	5,012	6.7
Rocket Software, Inc.	(8)	SOFR + 4.75%	10.11%	11/28/2028	4,987	4,928	4,910	6.6
Softeon, Inc.	(4) (6) (9)	SOFR + 5.75%	11.10%	11/20/2030	12,500	12,188	12,198	16.3
Zelis Healthcare Corporation	(7)	SOFR + 3.50%	8.97%	9/30/2026	4,987	4,993	5,003	6.7
Total Software						53,464	53,615	71.7
Total First-Lien Debt						104,685	104,869	140.4
Total Investments - non-controlled/non-affiliated						104,685	104,869	140.4
Cash and Cash Equivalents						61,943	61,943	82.9
Total Investments, Cash and Cash Equivalents						$166,628	$166,812	223.3%

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

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser under the direction of the Board of Directors (the “Board”) (see Note 3), pursuant to the Company’s valuation policy.
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
The Company is conducting a private offering (the “Private Offering”) of its shares of common stock to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. The Company is a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase shares of common stock of the Company pursuant to a subscription agreement entered into with the Company. If investors’ Capital Commitments are not fully funded at the time such Commitments are accepted, such investors will be required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the investors. The Company anticipates funding investments utilizing proceeds from the Private Offering. On June 16, 2023, the Adviser purchased 1,250 shares of the Company’s common stock at $20.00 per share. On September 8, 2023, the Company began accepting subscription agreements from third-party investors acquiring shares of the Company’s common stock in the Private Offering.
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
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are denominated in U.S. dollars and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of March 31, 2024 and December 31, 2023, the Company did not have any balances related to restricted cash.
Revenue Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. For the three months ended March 31, 2024 and 2023, the Company earned $19 and $0 of PIK interest income, respectively.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of March 31, 2024 or December 31, 2023.
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2024 and 2023, the Company earned $142 and $0, respectively, in other income, primarily from unused fees.

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
Costs associated with the Private Offering of the Company are capitalized as deferred offering costs on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from the commencement of operations. These costs consist primarily of legal fees and other fees incurred in connection with the Private Offering.
For the three months ended March 31, 2024, the Company incurred $0 of organization costs and $96 of offering costs, and amortized $629 of offering costs. For the three months ended March 31, 2023, the Company incurred $289 of organization costs and $260 of offering costs, and amortized $0 of offering costs. Refer to Note 4 for further details on the Expense Support and Conditional Reimbursement Agreement.
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
As of March 31, 2024 and December 31, 2023, the Company had $702 and $921 of deferred financing costs, respectively. Amortization expense for deferred financing costs for the three months months ended March 31, 2024 and March 31, 2023 were $218 and $0, respectively.
Expenses
The Company is responsible for software costs, insurance costs and other expenses related to the Company’s operations. Such expenses, including expenses incurred by the Adviser on behalf of the Company, are generally expected to be reimbursed by the Company. Costs incurred for annual subscriptions and insurance policies are generally recorded as a deferred charge and are amortized using the straight-line method over the term of the subscription or policy period. Deferred costs related to the Company’s Director and Officers liability insurance are presented in prepaid expenses and other assets on the Company’s Consolidated Statement of Assets and Liabilities.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. The effective date for the amendments in ASU 2023-09 are for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of the guidance on the Company’s financial statements and disclosures.
3. FAIR VALUE MEASUREMENTS
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2024 and 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$71,811	$108,676	$180,487
Total	$-	$71,811	$108,676	$180,487

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$47,359	$57,510	$104,869
Total	$-	$47,359	$57,510	$104,869

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended March 31, 2024
	First-Lien Debt	Total
Balance, beginning of period	$57,510	$57,510
Purchases	50,779	50,779
Paydowns	-	-
Accretion of discount	59	59
PIK interest	2	2
Net change in unrealized appreciation (depreciation)	325	325
Balance, end of period	$108,676	$108,676
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$325	$325
There was no investment activity for the three months ended March 31, 2023.

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
Determination of fair value involves subjective judgments and estimates. As part of the valuation process, the factors that may be taken into account in determining the fair value of the Company’s investments include, as relevant: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser’s valuation committee will consider whether the pricing indicated by the external event corroborates its valuation.

Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2024:

				Range
	Fair Value as of March 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$93,648	Yield Analysis	Discount Rate	10.1%	13.1%	11.3%
	15,028	Recent Transactions	Transaction Price	98.50	99.50	99.16
Total first-lien debt	$108,676

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2023:

				Range
	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$47,810	Yield Analysis	Discount Rate	10.9%	12.7%	11.5%
	9,700	Recent Transactions	Transaction Price	98.50	99.25	98.50
Total first-lien debt	$57,510

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien debt securities are discount rates and transaction prices. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in transaction prices in isolation would result in a significantly lower fair value measurement.
Financial Instruments Disclosed but Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s secured borrowings (see Note 5, Borrowings) disclosed but not carried at fair value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$84,250	$84,250	$77,250	$77,250
Total secured borrowings	$84,250	$84,250	$77,250	$77,250

Secured borrowings as of March 31, 2024 and December 31, 2023 consist of borrowings under the SMBC Credit Facility which closed on November 17, 2023. Given there were no material market movements in credit spreads from November 17, 2023 through March 31, 2024 and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
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
The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three months ended March 31, 2024 was $240.
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
•100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up”; and
•12.5%of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.43% (5.72% annualized).

    The Company did not earn an Investment Income Incentive Fee for the three months ended March 31, 2024.
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
The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. For the three months ended March 31, 2024, the Company incurred a Capital Gains Incentive Fee of $28, none of which is contractually payable under the terms of the Investment Advisory Agreement.
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
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three months ended March 31, 2024, $240 and $28 of management fees and incentives were incurred, respectively, and remain payable as of March 31, 2024. The cumulative incentive fee payable is $51 as of March 31, 2024.
Administration Agreement
On June 16, 2023, the Company entered into the Administration Agreement with its Adviser. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to stockholders and the Board and reports filed with SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliates that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $404 and $0, respectively, in administrative service fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $404 and $390, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to, or on behalf of, the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) a distribution level (exclusive of return of capital and declared special dividends or special distributions, if any) equal to, or greater than, the rate at the time of the reimbursement, (ii) an operating expense ratio (excluding any interest expense, organizational and offering expenses, management or incentive fee) that is lower than the expense ratio (excluding any interest expense, organizational and offering expenses, management or incentive fee) at the time of the expense reimbursement and (iii) a distribution level (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of March 31, 2024 and December 31, 2023, $3,000 and $3,000, respectively, of the Company’s expenses are subject to the Expense Support Agreement and $47 and $1,932, respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.
The follow table presents a summary of the Expense Payments and Reimbursement Payments since the Inception Date:

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$3,000	$-	$3,000
December 31, 2023	3,000	-	3,000
Board of Directors
The Board currently consists of five members, three of whom are Independent Directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three months ended March 31, 2024 and 2023, the Company incurred $68 and $0, respectively, in fees and expenses associated with its Independent Directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $68 and $59, respectively, was unpaid and included in accrued expense and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Capital Commitments
Total capital commitments as of March 31, 2024 and December 31, 2023, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three months ended March 31, 2024, VHG Capital, L.P. purchased 218,684.510 shares of common stock for a total purchase price of $4,286.
5. BORROWINGS

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, asset coverage was 236.5% and 196.7%, respectively.

SMBC Credit Facility
On November 14, 2023, the Company entered into a revolving credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC Credit Facility provides for, among other things, a $200,000 revolving credit facility with a stated maturity date of November 14, 2025. Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or RFR loans (i.e., loans bearing interest based on SOFR or SONIA). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month EURIBOR, SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.
The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of March 31, 2024 and December 31, 2023.
The SMBC Credit Facility consisted of the following as of March 31, 2024:

	As of March 31, 2024
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$84,250	$115,750	$89,089
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

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
For the three months ended March 31, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$1,182	$-
Facility unused commitment fee	125	-
Amortization of deferred financing costs	218	-
Total interest expense and credit facility fees	$1,525	$-
Cash paid for interest expense	$1,115	$-

Average principal debt outstanding	$58,734	$-
.
As of March 31, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2024	December 31, 2023
Interest expense payable	$506	$221
Unused commitment fee payable	125	-
Total interest expense and credit facility fees payable	$631	$221
Weighted average interest rate (1)	7.94%	8.24%
(1)Weighted average interest rate as of March 31, 2024 and December 31, 2023. All underlying interest rates contracts as of March 31, 2024 and December 31, 2023 are based on floating SOFR rates. Excludes facility unused commitment fees and amortization of deferred financing costs..
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2024 or December 31, 2023, for any such exposure.

A summary of significant contractual payment obligations was as follows as of March 31, 2024:

	Payments Due by Period
As of March 31, 2024	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$84,250	$-	$84,250	$-	$-
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2024 and December 31, 2023:

	Par Value as of
	March 31, 2024	December 31, 2023
Delayed draw loan commitments	$42,580	$27,110
Revolving loan commitments	9,168	4,888
Total unfunded commitments	$51,748	$31,998

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
As additional consideration, with respect to any Warehoused Asset that is a loan, remaining unfunded commitment or any portion of the foregoing held by the Facility Provider for greater than or equal to nine months (such date, the “Incremental Pricing Date”), the Company may pay, at the time of purchase, an additional amount, depending on the Facility Provider’s holding period of such Warehoused Asset beyond the Incremental Pricing Date, of the par value or unfunded amount, as applicable, of such loan, such remaining unfunded commitment or such portion of the foregoing. The Company has agreed to reimburse the Adviser for reasonable and documented fees and disbursements of outside legal counsel to the Financing Provider in connection with the preparation and negotiation of this Facility Agreement in an amount not to exceed $35. During the three months ended March 31, 2024, $0 of outside legal expenses were incurred.
During the three months ended March 31, 2024, the Company purchased debt investments from the Financing Provider in one portfolio company for a total cost of $6,557. The purchase price for each debt investment was calculated in accordance with the Facility Agreement. As of March 31, 2024 and December 31, 2023, the Financing Provider held debt investments in one and two portfolio companies, respectively, with an amortized cost of $3,064 and $9,609, respectively.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
7. FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2024. Financial highlights are not required for the three months ended March 31, 2023 as there were no shareholders during this period.

For the Three Months Ended March 31, 2024
Per Share Data:
Net asset value per share, beginning of period	$19.60
Net investment income (loss) (1)	0.02
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	0.03
Net increase (decrease) in net assets resulting in operations	0.05
Net asset value per share, end of period	$19.65
Number of shares outstanding, end of period	5,850,392.831
Total return based on net asset value (3)	0.26%
Net assets, end of period	$114,978
Ratio to average net assets (4):
Expenses before incentive fees and waivers and reimbursements of expenses	3.93%
Expenses before incentive fees, after waivers and reimbursements of expenses	3.60%
Expenses after incentive fees, before waivers and reimbursements of expenses	3.96%
Expenses after incentive fees and waivers and reimbursements of expenses	3.63%
Net investment income (loss)	0.08%
Interest expense and credit facility fees	1.61%
Ratio/Supplemental Data:
Asset coverage, end of period	236.47%
Portfolio turnover	9.47%
Total committed capital, end of period	$466,637
Ratio of total contributed capital to total committed capital, end of period	24.90%
Weighted-average shares outstanding	3,921,709.266
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period.
(3)Total return is based on the change in net asset value per common share during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. The total return has not been annualized.
(4)These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each quarter of the reporting period.
8. NET ASSETS
The Company has the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.
As of March 31, 2024 and December 31, 2023, the Company had $383,833 and $423,833, respectively, of uncalled capital commitments from Stockholders, $33,388 of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of the Company’s aggregate commitments, and $37,552 and $41,838, respectively, of which is from entities

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
affiliated with or related to the Adviser. A statement of changes in net assets for the three months ended March 31, 2023 was not presented given we had not commenced operations during that period and no shares had been issued.
Shares issued as of March 31, 2024 and December 31, 2023 were 5,850,392.831 and 3,809,576.503, respectively. There were no shares issued during the three months ended March 31, 2023. The following table summarizes activity in the number of shares outstanding from Inception Date through March 31, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
6/16/2023	1,250.000	$25	$20.00
10/10/2023	58,326.500	1,167	$20.00
11/9/2023	2,250,000.002	45,000	$20.00
12/20/2023	1,500,000.001	30,000	$20.00
3/26/2024	2,040,816.328	40,000	$19.60
There were no dividends declared or dividends reinvested from Inception Date through March 31, 2024.
The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net increase (decrease) in net assets resulting from operations	$301	$-
Weighted average shares outstanding	3,921,709.266	-
Basic and diluted earnings (loss) per share	$0.08	$-

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On April 1, 2024, the Company issued 253,146.256 shares of the Company's common stock and received aggregate proceeds of approximately $4,962.

On May 1, 2024, the Board of Directors declared a dividend for our Common Stock of $0.017 per share, payable on May 6, 2024 to shareholders of record as of May 2, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K filed with the SEC on March 8, 2024. This discussion also should be read in conjunction with the “Forward Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward- looking statements.
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
We expect to invest in “middle market companies,” which we define to generally mean companies with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high yield and syndicated loan markets. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). Our target credit investments will typically have maturities between three and seven years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.
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
On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of Common Stock. As of March 31, 2024, we had received capital commitments totaling $500.0 million, $33.4 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed

24.99% of our aggregate commitments. As of March 31, 2024, we have issued 5,850,392.831 shares of our Common Stock, for gross proceeds of $116.2 million.
Total capital commitments as of March 31, 2024, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of March 31, 2024, VHG Capital, L.P. had purchased 595,067.298 shares of common stock for a total purchase price of $12.4 million.
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
Expenses
Our primary operating expenses include the payment of the management fee, incentive fee, expenses reimbursable under the agreements between us our Adviser, including an administration agreement (the “Administration Agreement”) and an investment advisory agreement (the “Investment Advisory Agreement”), legal and professional fees, interest and other debt expenses, offering and organization expenses, and other operating expenses.

We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth but will decline as a percentage of total assets during such periods.
Portfolio and Investment Activity
Portfolio Composition
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2024 and December 31, 2023. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

	As of March 31, 2024	As of December 31, 2023
Number of investments	32	24
Number of portfolio companies	19	16
Weighted average loan-to-value (“LTV”)(1)	35.2%	33.3%
Weighted average gross margin(2)	73.7%	71.6%
Weighted average EBITDA margin(3)	43.8%	40.4%
Weighted average yield to maturity (“YTM”)(4)	10.9%	10.9%
Percentage of total investment fair value
First-lien debt	100.0%	100.0%
Percentage of debt investment fair value
Floating rate(5)	100.0%	100.0%
Fixed interest rate	0.0%	0.0%

(1) LTV is the ratio of total debt minus cash, divided by the estimated enterprise value or value of the underlying collateral of the portfolio company. Total debt only includes the debt issued through the tranche in which we are a lender and excludes any debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration the contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. “Value” represents an estimate of enterprise value of each portfolio company, a calculation that will vary by portfolio company.
(2) Gross margin is calculated as gross profit divided by total revenue of the portfolio company. Excludes one portfolio company investment where gross margin is not reported by the portfolio company.
(3) EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes two portfolio company investments where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4) YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three year assumed life with no prepayments or losses and exited at par at maturity.
(5) Primarily subject to interest rate floors.

Our investment activity for the three months ended March 31, 2024 and March 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Investments:
Total investments at amortized cost, beginning of period	$104,685	$-
New investments purchased	88,698	-
Net accretion of discount on investments	202	-
PIK interest capitalized	2	-
Investments sold or repaid	(13,509)	-
Total investments at amortized cost, end of period	$180,078	$-

The industry(1) compositions of the portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Health Care Technology
Health Care Technology	5.5%	5.5%	4.7%	4.7%
Insurance
Insurance Brokers	0.2%	0.2%	0.3%	0.3%
IT Services
Data Processing & Outsourced Services	8.2%	8.3%	11.9%	11.9%
Internet Services & Infrastructure	5.4%	5.5%	4.7%	4.6%
Internet Software & Services	2.2%	2.2%	3.9%	3.9%
Systems Software	10.9%	10.9%	14.1%	14.1%
Oil, Gas and Consumable Fuel
Oil & Gas Exploration & Production	9.1%	9.1%	9.4%	9.4%
Software
Application Software	24.9%	24.8%	18.9%	19.0%
Health Care Technology	4.5%	4.4%	-%	-%
Industrial Conglomerates	10.9%	10.8%	8.1%	7.9%
Systems Software	18.2%	18.2%	24.2%	24.2%
Total	100.0%	100.0%	100.0%	100.0%
(1) The Company has used GICS® industry and sub-industry tier for the industry compositions of investments.

As of March 31, 2024 and December 31, 2023, investments consisted of the following:

	As of March 31, 2024		As of December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$180,078	$180,487	$104,685	$104,869
Total	$180,078	$180,487	$104,685	$104,869

The weighted average investment income yields(1) for our first lien debt, based on the amortized cost and fair value as of March 31, 2024 and December 31, 2023, were as follows:

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt	10.9%	10.9%	10.6%	10.6%
Total	10.9%	10.9%	10.6%	10.6%
(1) Weighted average investment income yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024 and December 31, 2023. Weighted average yields does not consider unsettled positions and unfunded commitments for which interest is not being earned as of March 31, 2024 and December 31, 2023. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first-lien and second-lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first-lien and second-lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
As of March 31, 2024, all of our first-lien debt investments were performing and current on their interest payments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024		As of December 31, 2023
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$9,950	5.5%	$8,447	8.1%
Internal Risk Rating 2	170,537	94.5	96,422	91.9
Internal Risk Rating 3	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$180,487	100.0%	$104,869	100.0%
As of March 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 1.94 and 1.92, respectively.
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
During the three months ended March 31, 2024, we purchased one debt investment from the Financing Provider in one portfolio company for a total cost of $6,557. As of March 31, 2024 and December 31, 2023, the Financing Provider held debt investments in one and two portfolio companies, respectively.
Consolidated Results of Operations
For the three months March 31, 2024 and 2023
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful. As we did not commence investing activities until the fourth calendar quarter of 2023, there were no investments or investment income for the three months ended March 31, 2023.
Investment Income
Investment income for the three months ended March 31, 2024 and 2023:

(In thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
First-lien debt	$3,520	$-
Total Investment Income	$3,520	$-
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024, there were no debt investments on non-accrual status.
Total investment income increased from $0 for the three months ended March 31, 2023 to $3.5 million for the three months ended March 31, 2024, due to the increase in our investment portfolio from $0 at December 31, 2023 to $180.1 million at March 31, 2024. As of March 31, 2023, there were no investments. Total investment income increased from $780 thousand for the three months ended December 31, 2023 to $3.5 million for the three months ended March 31, 2024, primarily due to the increase in our investment portfolio from $104.7 million at December 31, 2023 to $180.1 million at March 31, 2024. Our weighted average investment income yield on total investments at amortized cost and fair value was 10.9% and 10.9%, respectively, as of March 31, 2024, and 10.6% and 10.6%, respectively, as of December 31, 2023. The increase in the weighted average yield on total investments was primarily due to the purchase of investments with higher base rates.
Net investment income after giving effect to any expenses support and waivers of expenses for the three months ended March 31, 2024 and 2023 was as follows:

(In thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Total investment income	$3,520	$-
Total expenses	3,757	289
Expense support and waivers	(313)	(289)
Net expenses after expense support and waivers	$3,444	$-
Net investment income (loss)	$76	$-
Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.
Expenses
Expenses for the operating results for the three months ended March 31, 2024 and 2023:

(In thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Expenses:
Interest expense and credit facility fees	1,525	-
Offering costs	629	-
Professional fees	439	-
Administrative service fees	404	-
Other general and administrative expenses	363	-
Management fees	240	-
Directors fees	68	-
Insurance costs	61	-
Incentive fees	28	-
Organization costs	$-	$289
Total expenses before expense support and waivers	$3,757	$289
Expense support and waivers	(313)	(289)
Net expenses after expense support and waivers	$3,444	$-
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
The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$3,000	$-	$3,000
December 31, 2023	3,000	$-	3,000
For the Three Months Ended March 31, 2024

Interest expense and credit facility fees represents interest and fees incurred under the SMBC Credit Facility (defined below). Organization and offering costs include expenses incurred in the initial formation of the Company and in the offering of our Common Stock. Professional fees include legal, rating agencies, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include sub-administrative service fees, filing, research, subscriptions, and other costs. Sub-administrative service fees represent fees paid to State Street pursuant to the State Street Sub-Administration Agreement. Waivers and reimbursements of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Expense Support Agreement.
For the Three Months Ended March 31, 2023
Expenses incurred for the three months ended March 31, 2023 of $289 thousand were primarily due to initial organization expenses.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three months ended March 31, 2024, we recorded unrealized appreciation on 15 investments totaling approximately $272 thousand and unrealized depreciation on 16 investments of approximately $(47) thousand.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and 2023 were as follows:

(In thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net realized gain (loss) on investments	$-	$-
Net unrealized gain (loss) on investments	225	-
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$225	$-
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
On November 14, 2023, we entered into a $200.0 million revolving credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or RFR loans (i.e., loans bearing interest based on SOFR or SONIA). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month EURIBOR, SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.
Our Company’s obligations under the SMBC Credit Facility are secured by (a) our ability to call capital from Stockholders, (b) the capital commitments and capital contributions of Stockholders and (c) the bank accounts to which such capital contributions are funded into by the Stockholders. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
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
As of March 31, 2024, there was $84.3 million outstanding under the SMBC Credit Facility and we were in compliance in all material respects with the terms of the SMBC Credit Facility. For more information on the SMBC Credit Facility, see Note 5. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of March 31, 2024 and December 31, 2023, we had $53.4 million and $61.9 million, respectively, in cash, cash equivalents and restricted cash. For the three months ended March 31, 2024, our cash and cash equivalents balance decreased by $(8.5) million. During that period, $(55.5) million was used in operating activities, primarily due to investment purchases of $(67.6) million, offset by $13.5 million in repayments of investments in portfolio companies. During the same period, $47.0 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $40.0 million and net proceeds from secured borrowings of $7.0 million. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of March 31, 2024, asset coverage was 236.5% and the asset coverage per unit was $2,365.
The SMBC Credit Facility consisted of the following as of March 31, 2024:

	As of March 31, 2024
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$84,250	$115,750	$89,089
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
Equity
As of March 31, 2024, we had $383.8 million of uncalled capital commitments from Stockholders, $33.4 million of which is contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments, including $37.6 million from entities affiliate with or related to our Adviser.

	As of March 31, 2024				As of December 31, 2023
(In thousands)	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$466,637	(1)	$350,445	24.9%	$466,637	$390,445	16.3%
(1) Excludes $33.4 million of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments.
Subscriptions and Drawdowns
We have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.

Shares issued as of March 31, 2024 were 5,850,392.831. There were no shares outstanding as of March 31, 2023. The following table summarizes activity in the number of shares outstanding during the three months ended March 31, 2024:

Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
June 16, 2023	1,250.000	$25	$20.00
October 10, 2023	58,326.500	1,167	$20.00
November 9, 2023	2,250,000.002	45,000	$20.00
December 20, 2023	1,500,000.001	30,000	$20.00
March 26, 2024	2,040,816.328	40,000	$19.60
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
There were no dividends declared from inception through March 31, 2024.
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
The following tables show the contractual maturities of our debt obligations as of March 31, 2024:

(In thousands)	Payments Due by Period
As of March 31, 2024	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$84,250	$-	$84,250	$-	$-
Off-Balance Sheet Arrangements
In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2024, or December 31, 2023, for any such exposure.
We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2024 and December 31, 2023:

	Par Value as of
(In thousands)	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$42,580	$27,110
Unfunded revolving commitments	9,168	4,888
Total unfunded commitments	$51,748	$31,998
Warehousing Transaction
In connection with the Warehousing Transaction, during the three months ended March 31, 2024, we purchased the entire commitment and par balance outstanding on Enverus Holdings Inc. for $6.6 million from the Financing Provider. The Financing Provider intends to retain the entire investment in ASG III, LLC as a long-term investment.
The following is a list of each Warehoused Asset as of March 31, 2024 (in thousands):

Company	Investment Type	Spread Above Reference Rate[1]	Maturity Date	Commitment	Par Balance	Amortized Cost
ASG III, LLC	First-lien term loan, revolver, delayed draw term loan[2]	S + 5.50%	10/31/2029	$5,000	$3,167	$3,064
Total debt investments				$5,000	$3,167	$3,064
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
As of March 31, 2024 and December 31, 2023, the Warehoused Assets had $2.7 million and $1.8 million, respectively, of unfunded commitments on revolvers and delay draw term loans. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement.

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
Recent Developments
On April 1, 2024, the Company issued 253,146.256 shares of the Company’s common stock and received aggregate proceeds of approximately $5.0 million.

On May 1, 2024, the Board of Directors declared a dividend for our Common Stock of $0.017 per share, payable on May 6, 2024 to shareholders of record as of May 2, 2024.

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
As of March 31, 2024 and December 31, 2023, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. Additionally, our SMBC Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024 and December 31, 2023. Interest expense is calculated based on the terms of the SMBC Credit Facility, using the outstanding balance as of March 31, 2024 and December 31, 2023. Interest expense on the SMBC Credit Facility is calculated using the interest rate as of March 31, 2024 and December 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024 and December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).
Based on our March 31, 2024 consolidated statements of assets and liabilities, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$2,829	$986	$1,843
-200 Basis Points	2,536	844	1,692
-300 Basis Points	2,243	701	1,541
+100 Basis Points	3,415	1,271	2,144
+200 Basis Points	3,708	1,413	2,295
+300 Basis Points	4,001	1,555	2,446

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
As of March 31, 2024, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K, filed with the SEC on March 8, 2024. There have been no material changes from the risk factors disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the period covered by the Quarterly Report were reported in a Form 8-K filed with the SEC.
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

Vista Credit Strategic Lending Corp.
Date: May 3, 2024	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: May 3, 2024	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer