Form 10-Q
period 2024-06-30
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2024-08-02
CIK 1919369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 1, 2024, the registrant had 8,261,347.705 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Vista Credit Strategic Lending Corp, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China;
•the impact of adverse developments affecting the financial services and banking industries, including events or concerns involving liquidity, defaults or non-performance by financial institutions;
•the fact that our portfolio companies are expected to operate in the enterprise software, data and technology-enabled business sector and are subject to risks particular to that industry; and
•changes in laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake any obligation to update or revise these forward-looking statements or any other information, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $269,059 and $104,685, respectively)	$269,602	$104,869
Cash and cash equivalents	25,725	61,943
Restricted cash and cash equivalents	21,942	–
Interest and other income receivable from investments	1,106	362
Subscription receivable	1,581	–
Deferred offering costs	418	915
Prepaid expenses and other assets	2,989	1,188
Expense support reimbursement (Note 4)	3,000	3,000
Total assets	$326,363	$172,277

Liabilities
Secured borrowings (Note 5)	$156,250	$77,250
Payable for investments purchased	2,503	13,871
Interest and credit facility fees payable (Note 5)	1,067	221
Administrative service fees payable (Note 4)	404	390
Management and incentive fees payable (Note 4)	667	117
Due to Adviser (Note 4)	3,334	4,932
Distribution payable	554	–
Accrued expenses and other liabilities	563	819
Total liabilities	165,342	97,600

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Common stock, $0.01 par value, 500,000,000.000 shares authorized, 8,188,088.785 and 3,809,576.503 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	82	38
Paid-in-capital in excess of par value	160,392	74,472
Total distributable earnings (loss)	547	167
Total net assets	161,021	74,677

Total liabilities and net assets	$326,363	$172,277

Net asset value per share	$19.67	$19.60
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments
Interest income	$6,337	$-	$9,715	$-
Other income	117	-	259	-
Total investment income from non-controlled/non-affiliated investments	6,454	-	9,974	-
Total investment income	6,454	-	9,974	-
Expenses:
Interest expense and credit facility fees (Note 5)	2,638	-	4,163	-
Offering costs	640	-	1,269	-
Professional fees	477	-	916	-
Administrative service fees (Note 4)	404	-	807	-
Management fees (Note 4)	379	-	619	-
Other general and administrative expenses	333	-	697	-
Incentive fees (Note 4)	237	-	265	-
Directors fees	73	8	141	8
Insurance costs	62	12	123	12
Organization costs	-	804	-	1,093
Total expenses before expense support and waivers	5,243	824	9,000	1,113
Expense support and waivers (Note 4)	(313)	(824)	(626)	(1,113)
Net expenses after expense support and waivers	4,930	-	8,374	-
Net investment income (loss)	1,524	-	1,600	-
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	133	-	358	-
Net realized and unrealized gain (loss) on investments	133	-	358	-
Net increase (decrease) in net assets resulting from operations	$1,657	$-	$1,958	$-

Per common share data:
Basic and diluted earnings (loss) per share (Note 8)	$0.27	$-	$0.39	$-
Basic and diluted weighted average shares outstanding (Note 8)	6,194,767.666	206.040	5,056,847.904	241.935

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at March 31, 2024	5,850,392.831	$59	$114,451	$468	$114,978
Net investment income (loss)	-	-	-	1,524	1,524
Net realized and unrealized gain (loss) on investments	-	-	-	133	133
Net increase (decrease) in net assets resulting from operations	-	-	-	1,657	1,657
Shareholder distributions
Distributions declared from net investment income	-	-	-	(1,578)	(1,578)
Net increase (decrease) from shareholder distributions	-	-	-	(1,578)	(1,578)
Capital share transactions:
Issuance of common stock	2,337,049.004	23	45,928	-	45,951
Reinvestment of shareholder distributions, net	646.950	-	13	-	13
Net increase (decrease) in net assets resulting from capital share transactions	2,337,695.954	23	45,941	-	45,964
Total increase (decrease) for the three months ended	2,337,695.954	23	45,941	79	46,043
Balance at June 30, 2024	8,188,088.785	$82	$160,392	$547	$161,021

Balance at March 31, 2023	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	-	-
Net realized and unrealized gain (loss) on investments	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-
Capital share transactions:
Issuance of common stock	1,250.000	-	25	-	25
Net increase (decrease) in net assets resulting from capital share transactions	1,250.000	-	25	-	25
Total increase (decrease) for the three months ended	1,250.000	-	25	-	25
Balance at June 30, 2023	1,250.000	-	25	-	25

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	3,809,576.503	$38	$74,472	$167	$74,677
Net investment income (loss)	-	-	-	1,600	1,600
Net realized and unrealized gain (loss) on investments	-	-	-	358	358
Net increase (decrease) in net assets resulting from operations	-	-	-	1,958	1,958
Shareholder distributions
Distributions declared from net investment income	-	-	-	(1,578)	(1,578)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(1,578)	(1,578)
Capital share transactions:
Issuance of common stock	4,377,865.332	44	85,907	-	85,951
Reinvestment of shareholder distributions, net	646.950	-	13	-	13
Net increase (decrease) in net assets resulting from capital share transactions	4,378,512.282	44	85,920	-	85,964
Total increase (decrease) for the six months ended	4,378,512.282	44	85,920	380	86,344
Balance at June 30, 2024	8,188,088.785	$82	$160,392	$547	$161,021

Balance at December 31, 2022	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	-	-
Net realized and unrealized gain (loss) on investments	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-
Capital share transactions:
Issuance of common stock	1,250.000	-	25	-	25
Net increase (decrease) in net assets resulting from capital share transactions	1,250.000	-	25	-	25
Total increase (decrease) for the six months ended	1,250.000	-	25	-	25
Balance at June 30, 2023	1,250.000	$-	$25	$-	$25

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share and per share data)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,958	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	1,269	-
Amortization of deferred financing costs	448	-
Net accretion of discount on investments	(305)	-
Net change in unrealized (appreciation) depreciation on investments	(358)	-
Cost of investments purchased	(197,174)	-
Proceeds from repayments of investments	21,779	-
Payment-in-kind interest capitalized	(53)	-
Change in operating assets and liabilities:
Deferred offering costs	(772)	(566)
Expense support reimbursement	-	(1,717)
Prepaid expenses and other assets	2	(355)
Interest and other income receivable from investments	(731)	-
Due to Adviser	(1,598)	2,305
Management and incentive fees payable	550	-
Administrator service expense payable (Note 4)	14	-
Interest and credit facility fees payable (Note 5)	846	-
Accrued expenses and other liabilities	(257)	333
Net cash provided by (used in) operating activities	(174,382)	-
Cash flows from financing activities
Proceeds from issuance of common stock	84,369	25
Shareholder distributions paid	(1,012)	-
Borrowings on debt	247,000	-
Repayments on debt	(168,000)	-
Debt issuance costs paid	(2,251)	-
Net cash provided by (used in) financing activities	160,106	25
Net increase (decrease) in cash and cash equivalents and restriced cash and cash equivalents	(14,276)	25
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	61,943	-
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$47,667	$25
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$3,317	$-
Reinvestment of shareholder distributions	13	-
Shareholder distributions declared	1,566	-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)
(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$25,725	$61,943
Restricted cash and cash equivalents	21,942	–
Total cash and cash equivalents and restricted cash and cash equivalents	$47,667	$61,943

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

=VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
JUNE 30, 2024
(dollars in thousands, except share and per share data)

Investments (1)(13)(17)	Footnotes	Reference Rate and Spread	Interest Rate(2) (12)	Maturity Date	Par Amount/Units(1)	AmortizedCost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated
First-Lien Debt
Automobile Parts
OEconnection LLC	(4) (6) (9) (18)	SOFR + 5.25%	10.59%	4/22/2031	$19,499	$19,271	$19,249	12.0%
Financial Services
SumUp Holdings Midco S.à r.l	(4) (5) (6) (11) (15) (18)	SOFR + 6.50%	11.83%	4/25/2031	10,127	10,026	10,000	6.2
Ground Transportation
Metropolis Technologies, Inc.	(4) (7) (16) (18)	SOFR + 6.00%	11.44%	5/14/2031	15,893	15,579	15,575	9.7
Health-Care Technology
Athenahealth Group, Inc.	(8) (18)	SOFR + 3.25%	8.59%	2/15/2029	9,937	9,874	9,917	6.2
Insurance
Integrity Marketing Acquisition, LLC	(4) (6) (9)	SOFR + 6.00%	11.35%	8/27/2026	1,766	1,750	1,735	1.1
IT Services
Acronis International	(4) (5) (10) (14) (16) (18)	SOFR + 6.85% (1.00% PIK)	11.28%	4/1/2027	20,053	19,751	20,054	12.5
Banff Merger Sub, Inc.	(7) (18)	SOFR + 4.25%	9.34%	12/29/2028	6,498	6,474	6,519	4.0
MH Sub I, LLC	(8) (18)	SOFR + 4.25%	9.59%	5/3/2028	9,937	9,782	9,939	6.2
Redwood Services Group, LLC	(4) (6) (9) (16) (18)	SOFR + 6.25%	11.69%	6/15/2029	15,070	14,788	15,032	9.3
Total IT Services						50,795	51,544	32.0
Oil, Gas & Consumable Fuels
Enverus Holdings, Inc.	(4) (6) (9) (18)	SOFR + 5.50%	10.84%	12/24/2029	16,609	16,358	16,445	10.2
Professional Services
Diligent Corporation	(4) (6) (9) (18)	SOFR + 5.00%	10.34%	8/4/2030	14,961	14,814	14,836	9.2
Software
Aptean, Inc.	(4) (6) (9) (18)	SOFR + 5.25%	10.59%	1/30/2031	19,804	19,582	19,617	12.2
ASG III, LLC	(4) (6) (10) (18)	SOFR + 6.50%	11.83%	10/31/2029	11,572	11,290	11,373	7.1
Azurite Intermediate Holdings, Inc.	(4) (6) (10) (18)	SOFR + 6.50%	11.84%	3/19/2031	13,184	12,932	12,915	8.0
Central Parent, Inc.	(7) (18)	SOFR + 3.25%	8.58%	7/6/2029	10,000	10,024	9,884	6.1
GoTo Group, Inc.	(7) (18)	SOFR + 4.75%	10.18%	4/30/2028	14,148	13,155	12,556	7.8

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
JUNE 30, 2024
(dollars in thousands, except share and per share data)

Investments (1)(16)	Footnotes	Reference Rate and Spread	Interest Rate(2) (12)	Maturity Date	Par Amount/Units(1)	AmortizedCost(3)	Fair Value	% of Net Assets
MRI Software, LLC	(4) (6) (10)	SOFR + 5.75%	11.08%	2/10/2027	$2,102	$2,040	$2,033	1.3%
Perforce Software, Inc.	(8) (18)	SOFR + 4.75%	10.09%	3/21/2031	10,000	9,952	10,008	6.2
Quartz Acquireco, LLC	(7) (18)	SOFR + 2.75%	8.08%	6/28/2030	4,963	4,968	4,972	3.1
Renaissance Holding Corp.	(8) (18)	SOFR + 4.25%	9.60%	4/5/2030	9,938	9,955	9,942	6.2
Rocket Software, Inc.	(8) (18)	SOFR + 4.75%	10.09%	11/28/2028	14,925	14,805	15,006	9.3
Softeon, Inc.	(4) (6) (9)	SOFR + 5.75%	11.08%	11/20/2030	12,469	12,173	12,250	7.6
Zelis Healthcare Corporation	(7) (18)	SOFR + 2.75%	8.09%	9/28/2029	4,988	4,964	4,992	3.1
Total Software						125,840	125,548	78.0
Total First-Lien Debt						264,307	264,849	164.6
Preferred Equity
Ground Transportation
Metropolis Technologies, Inc.	(4)	N/A	16.00%	5/16/2034	$4,800	4,732	4,733	2.9
Total Preferred Equity						4,732	4,733	2.9
Other Equity
Ground Transportation
Metropolis Technologies, Inc.	(4)(19)			5/16/2034	0	20	20	0.0
Total Other Equity						20	20	0.0
Total Investments - non-controlled/non-affiliated						269,059	269,602	167.5
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						47,667	47,667	29.6
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$316,726	$317,269	197.1%
(1)Unless otherwise indicated, all investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquartered in the United States. All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for all debt investment and preferred equity. Unit amount (in thousands) is presented for Other Equity.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
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
(5)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, nonqualifying assets represented 9.44% of total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
JUNE 30, 2024
(dollars in thousands, except share and per share data)

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

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed draw term loan	1/30/2031	$3,375	$(25)
Aptean, Inc.	Revolver	1/30/2031	1,820	(14)
ASG III, LLC	Delayed draw term loan	10/31/2029	353	(5)
ASG III, LLC	Revolver	10/31/2029	1,325	(20)
Azurite Intermediate Holdings, Inc.	Delayed draw term loan	3/19/2031	4,395	(60)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,953	(27)
Diligent Corporation	Delayed draw term loan	8/4/2030	3,400	(21)
Diligent Corporation	Revolver	8/4/2030	1,657	(10)
Enverus Holdings, Inc.	Delayed draw term loan	12/24/2029	832	(7)
Enverus Holdings, Inc.	Revolver	12/24/2029	1,267	(11)
Integrity Marketing Acquisition, LLC	Delayed draw term loan	8/27/2026	3,228	(20)
MRI Software, LLC	Delayed draw term loan	2/10/2027	9,261	(58)
MRI Software, LLC	Revolver	2/10/2027	1,136	1
OEConnection, LLC	Delayed draw term loan	4/22/2031	3,385	(34)
OEConnection, LLC	Revolver	4/22/2031	2,116	(21)
Redwood Services Group, LLC	Delayed draw term loan	6/15/2029	4,003	(69)
Softeon, Inc.	Delayed draw term loan	11/20/2030	3,333	(42)
Softeon, Inc.	Delayed draw term loan	11/20/2030	1,667	-
Softeon, Inc.	Revolver	11/20/2030	1,667	(21)
SumUp Holdings	Delayed draw term loan	4/25/2031	2,532	(25)
Total unfunded commitments			$52,705	$(489)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(9)The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(10)The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(11)The interest rate floor on these investments as of June 30, 2024 was 1.50%.
(12)For unsettled positions the interest rate does not include the base rate.
(13)The Company uses GICS® industry tier for classification of investments. All investments ultimately are focused in enterprise software, data and technology-enabled business sectors.
(14)The headquarters of this portfolio company is located in Switzerland.
(15)The headquarters of this portfolio company is located in Luxembourg.
(16)Loans include a credit spread adjustment of 0.10%.

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
JUNE 30, 2024
(dollars in thousands, except share and per share data)

(17)The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of June 30, 2024
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$239,282	88.9%	$239,548	88.9%
Switzerland	19,751	7.4%	20,054	7.4%
Luxembourg	10,026	3.7	10,000	3.7%
Total	$269,059	100.0%	$269,602	100.0%
(18)All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 5, Borrowings).
(19)Equity investments are non-income producing securities.

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

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2023
(dollars in thousands, except share and per share data)
(1)Unless otherwise indicated, all debt investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquartered in the United States. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments. None of the Company’s investments are pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR or an alternate base rate (commonly based on F or P, which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser under the direction of the Board (see Note 3), pursuant to the Company’s valuation policy.
(5)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, nonqualifying assets represented. 8.82% of total assets as calculated in accordance with regulatory requirements.
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
(12)The Company uses GICS® industry tier for classification of investments. All investments ultimately are focused in enterprise software, data and technology-enabled business sectors.
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
The Company expects to invest in “middle market companies,” which the Company defines to generally mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled business sectors. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that will primarily consist of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities.
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
Consolidation
As provided under ASC 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, BDC CA Lender, LLC, VCSL Funding 1 LLC (“VCSL Funding 1”) and VCSL Funding 2 LLC. All significant intercompany balances and transactions have been eliminated.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are denominated in U.S. dollars and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. As of June 30, 2024 and December 31, 2023, the Company had $21,942 and $0 balances related to restricted cash.
Revenue Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued, and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. For the three and six months ended June 30, 2024, the Company earned $31 and $51 of PIK interest income, respectively. For the three and six months ended June 30, 2023, the Company earned $0 and $0 of PIK interest income, respectively.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of June 30, 2024 or December 31, 2023.
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2024, the Company earned $117 and $259, respectively, in other income, primarily from unused fees. For the three and six months ended June 30, 2023, the Company earned $0 and $0, respectively, in other income.
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
For the three and six months ended June 30, 2024, the Company incurred $0 and $0 of organization costs and $50 and $146 of offering costs, and amortized $640 and $1,269 of offering costs, respectively. For the three and six months ended June 30, 2023, the Company incurred $804 and $1,093 of organization costs and $930 and $1,190 of offering costs, and amortized $0 and $0 of offering costs, respectively. Refer to Note 4 for further details on the Expense Support and Conditional Reimbursement Agreement.
Deferred Financing Costs
Interest expense and unused commitment fees on the Company’s borrowings are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Deferred financing costs include capitalized fees and other incremental costs related to the closing or amendments on the Company’s borrowings. Amortization of deferred financing costs are computed on a straight-line basis over the estimated average life of the borrowings. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
As of June 30, 2024 and December 31, 2023, the Company had $2,707 and $921 of deferred financing costs, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2024 were $229 and $448, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2023 were $0 and $0, respectively.
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
Recent Accounting Standards Updates
In November 2023, the FASB issued Accounting Standard Updated (“ASU”) 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which affects all public entities that are required to report segment information. The amendments in ASU 2023-07 clarify that a public entity that has a single reportable segment is required to provide all the disclosures required by the amendments. The effective date for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance enhances the transparency and decision usefulness of income tax disclosures. The effective date for the amendments in ASU 2023-09 are for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of the guidance on the Company’s financial statements and disclosures.
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
The Adviser, as the valuation designee pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. In addition to using the above inputs in investment valuations, the Adviser will apply a valuation policy approved by the Board of Directors (the “Board”) that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2024, there was one transfer from level 3 to level 2 that was a result of changes in the observability of significant inputs for this one portfolio company. For the three and six months ended June 30, 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$93,735	$171,114	$264,849
Preferred equity	-	-	4,733	4,733
Other equity	-	-	20	20
Total	$-	$93,735	$175,867	$269,602

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$47,359	$57,510	$104,869
Total	$-	$47,359	$57,510	$104,869

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended June 30, 2024			Financial Assets For the Six Months Ended June 30, 2024
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$108,676	$-	$108,676	$57,510	$-	$57,510
Purchases	80,067	4,753	84,820	130,846	4,753	135,599
Paydowns	(8,411)	-	(8,411)	(8,411)	-	(8,411)
Accretion of discount	100	-	100	159	-	159
PIK interest	51	-	51	53	-	53
Net change in unrealized appreciation (depreciation)	581	-	581	907	-	907
Transfers out of Level 3	(9,950)	-	(9,950)	(9,950)	-	(9,950)
Balance, end of period	$171,114	$4,753	$175,867	$171,114	$4,753	$175,867
There was no investment activity for the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2024, the net change in unrealized appreciation (depreciation) included in earnings related to first-lien debt investments and preferred equity and other equity that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations was $581 and $0 and $907 and $0, respectively.
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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2024:

				Range
	Fair Value as of June 30, 2024	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$171,114	Yield Analysis	Discount Rate	10.1%	17.1%	11.7%
Preferred equity	4,733	Yield Analysis	Discount Rate	17.0%	19.7%	17.2%
Other equity	20	Market Approach	EBITDA Multiple	17.5x	19.9x	18.7x
Total investments	$175,867

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

The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
Financial Instruments Disclosed but Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$156,250	$156,250	$77,250	$77,250
Total borrowings	$156,250	$156,250	$77,250	$77,250
Secured borrowings as of June 30, 2024 and December 31, 2023 consist of borrowings under the SMBC Credit Facility and the DB Credit Facility (each as defined in Note 5, Borrowings) which closed on November 17, 2023, and June 26, 2024, respectively. Given there were no material market movements in credit spreads from November 17, 2023 through June 30, 2024 and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.
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
The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three and six months ended June 30, 2024 was $379 and $619, respectively.
The Incentive Fee will consist of two components: the investment income component (the “Investment Income Incentive Fee”), and the capital gains component (the “Capital Gains Incentive Fee”). The two components are independent of each other, with the result that one component may be payable even if the other is not.
(i)Investment Income Incentive Fee
The Investment Income Incentive Fee is calculated quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable to the Adviser under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK and zero-coupon securities), accrued income that the Company may not have received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

    For the three and six months ended June 30, 2024, the Company earned an Investment Income Incentive Fee of $220 and $220, respectively. There was no Investment Income Incentive Fee earned in the prior comparable periods.
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
The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. For the three and six months ended June 30, 2024, the Company incurred a Capital Gains Incentive Fee of $17 and $45, respectively, none of which is contractually payable under the terms of the Investment Advisory Agreement. There was no Capital Gains Incentive Fee earned in the prior comparable periods.
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
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three and six months ended June 30, 2024, $379 and $619 of Management Fees were incurred, respectively, and $379 remains payable as of June 30, 2024. For the three and six months ended June 30, 2024, $237 and $265 of Incentive Fees were incurred, respectively, and the cumulative Incentive Fee payable is $288 as of June 30, 2024.
Administration Agreement
On June 16, 2023, the Company entered into the Administration Agreement with its Adviser. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to stockholders and the Board and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for us by

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliates that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three and six months ended June 30, 2024, the Company incurred $404 and $807, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred $0 and $0, respectively, in administrative service fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $404 and $390, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of June 30, 2024 and December 31, 2023, $3,000 and $3,000, respectively, of the Company’s expenses are subject to the Expense Support Agreement and $334 and $1,932, respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
The follow table presents a summary of the Expense Payments and Reimbursement Payments since the Inception Date:

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024	$3,000	$-	$3,000
December 31, 2023	3,000	-	3,000
Board of Directors
The Board currently consists of five members, three of whom are Independent Directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three and six months ended June 30, 2024, the Company incurred $73 and $141, respectively, in fees and expenses associated with its Independent Directors’ services on the Board and its committees. For the three and six months ended June 30, 2023, the Company incurred $8 and $8, respectively, in fees and expenses associated with its Independent Directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $62 and $59, respectively, was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Capital Commitments
Total capital commitments as of June 30, 2024 and December 31, 2023, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three and six months ended June 30, 2024, VHG Capital, L.P. purchased 171,076.915 and 389,761.425 shares of common stock, respectively, for a total purchase price of $3,365 and $7,651, respectively.
5. BORROWINGS
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, asset coverage was 203.1% and 196.7%, respectively.

SMBC Credit Facility
On November 14, 2023, the Company entered into a revolving credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC Credit Facility provides for, among other things, a $200,000 revolving credit facility with a stated maturity date of November 14, 2025. Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or risk-free rate loans (i.e., loans bearing interest based on the Secured Overnight Financing Rate (“SOFR”) or the Sterling Overnight Interbank Average Rate (“SONIA”)). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month Euro Interbank Offered Rate (“EURIBOR”), SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.
The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of June 30, 2024 and December 31, 2023.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)

DB Credit Facility

On June 26, 2024 (the “Effective Date”), the Company entered into a loan financing and servicing agreement (the “DB Credit Facility”) by and among VCSL Funding 1 LLC, a direct wholly-owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time. Pursuant to the DB Credit Facility, the lenders have agreed to extend a revolving credit facility to VCSL Funding 1 in an aggregate principal amount of up to $200,000 as of the Effective Date.

The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

During the Revolving Period, borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus 2.40% per annum. Following expiration of the Revolving Period, the interest rate on outstanding borrowings under the DB Credit Facility will equal the base rate plus 2.90% per annum for the remaining term of the DB Credit Facility. The base rate under the DB Credit Facility is the three-month secured overnight funding rate (“Term SOFR”). A facility agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day.

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. VCSL Funding 1 was in compliance with all covenants and other requirements as of June 30, 2024.

The Company’s debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$56,250	$143,750	$126,651
DB Credit Facility	200,000	100,000	100,000	33,042
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and borrowing base calculations.

	As of December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$77,250	$122,750	$115,874
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and borrowing base calculations.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
For the three and six months ended June 30, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$2,317	$-	$3,499	$-
Facility unused commitment fee	92	-	216	-
Amortization of deferred financing costs	229	-	448	-
Total interest expense and credit facility fees	$2,638	$-	$4,163	$-
Cash paid for interest expense	$2,202	$-	$3,317	$-

Average principal debt outstanding	$115,854	$-	$87,294	$-
.
As of June 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2024	December 31, 2023
Interest expense payable	$976	$221
Unused commitment fee payable	91	-
Total interest expense and credit facility fees payable	$1,067	$221
Weighted average interest rate (1)	7.92%	8.24%
(1)Weighted average interest rate as of June 30, 2024 and December 31, 2023. All underlying interest rates contracts as of June 30, 2024 and December 31, 2023 are based on floating SOFR rates. Excludes facility unused commitment fees and amortization of deferred financing costs.
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2024 or December 31, 2023, for any such exposure.

A summary of significant contractual payment obligations was as follows as of June 30, 2024:

	Payments Due by Period
As of June 30, 2024	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$56,250	$-	$56,250	$-	$-
DB Credit Facility	100,000	-	-	100,000	-
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2024 and December 31, 2023:

	Par Value as of
	June 30, 2024	December 31, 2023
Delayed draw loan commitments	$39,764	$27,110
Revolving loan commitments	12,941	4,888
Total unfunded commitments	$52,705	$31,998

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
On June 20, 2023, the Adviser entered into a facility agreement (the “Facility Agreement”) with a subsidiary of Cliffwater Corporate Lending Fund (the “Financing Provider”), an independent third party, to allow the Company to acquire portfolio investments (“Warehoused Assets”) by purchasing all or a portion of certain loans, together with any unfunded commitments therein and/or equity instruments owned and held by the Financing Provider pursuant to the terms and provisions of the Facility Agreement (the “Warehousing Transaction”). Pursuant to the Facility Agreement, the Company may have requested the Financing Provider to acquire Warehoused Assets as it designated from time to time, which the Financing Provider could approve or reject in its sole and absolute discretion. The Facility Agreement terminated on June 30, 2024.
Subject to certain conditions, the Facility Agreement created a forward obligation of the Financing Provider to sell and required the Adviser to cause the Company to purchase, all or a portion of certain Warehoused Assets owned and held by the Financing Provider. The obligation to purchase such Warehoused Assets was conditional upon satisfying certain conditions, including that the Company had received capital commitments in an aggregate amount of at least $250 million and the Board had approved accepting such commitments (the “Capital Condition”). The Capital Condition was satisfied as of September 30, 2023. The Financing Provider received, prior to any settlement date related to a purchase of Warehoused Assets, all principal proceeds, interest, fees and other cash (other than original issue discounts and certain upfront and other similar or one-time fees (“OID and Fees”)) accruing on any Warehoused Asset that was earned, accrued, paid or payable in respect of such Warehoused Asset. Following the settlement date, any Warehoused Asset shall be solely for the benefit of the Company.
Under the Facility Agreement, loans (other than unfunded commitments that remain unfunded as of the settlement date of the Warehouse Transaction) were purchased at a value (the “Loan Purchase Price”) equal to (a) the initial principal amount, plus (b) any incremental principal amount of any loan as may be increased from time to time as the result of the capitalization of “payment-in-kind” interest under such loan plus (c) the amount of any uncapitalized “payment-in-kind” interest under such loan through the settlement date minus (d) any principal repayment amount, minus (e) the product of (i) OID and Fees paid or deemed paid on account of such loan, times (ii) the number of days from and including the settlement date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan, divided by (iii) the number of days from and including the initial purchase date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan. With respect to any remaining unfunded commitment that remains unfunded at the settlement date, the purchase price shall be a dollar amount equal to 0.25% of the amount of such unfunded commitment. Under the Facility Agreement, equity instruments were purchased based on an agreed-upon methodology (the “Equity Purchase Price, and together with the Loan Purchase Price, the “Purchase Price”).
As additional consideration, with respect to any Warehoused Asset that is a loan, remaining unfunded commitment or any portion of the foregoing held by the Facility Provider for greater than or equal to nine months (such date, the “Incremental Pricing Date”), the Company may have paid, at the time of purchase, an additional amount, depending on the Facility Provider’s holding period of such Warehoused Asset beyond the Incremental Pricing Date, of the par value or unfunded amount, as applicable, of such loan, such remaining unfunded commitment or such portion of the foregoing. The Company has agreed to reimburse the Adviser for reasonable and documented fees and disbursements of outside legal counsel to the Financing Provider in connection with the preparation and negotiation of this Facility Agreement in an amount not to exceed $35. During the three and six months ended June 30, 2024, $0 and $0 of outside legal expenses were incurred, respectively.
During the three months ended June 30, 2024, the Company did not purchase any investments from the Financing Provider. During the six months ended June 30, 2024, the Company purchased debt investments from the Financing Provider in one portfolio company for a total cost of $6,557. There were no investments purchased from the Financing Provider during the three and six months ended June 30, 2023. The purchase price for each debt investment was calculated in accordance with the Facility Agreement. The Facility Agreement expired on June 30, 2024. As of December 31, 2023, the Financing Provider held debt investments in two portfolio companies with an amortized cost of $9,609.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
7. FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2024. Financial highlights are not required for the six months ended June 30, 2023 as the Company had not commenced operations and had no non-affiliated shareholders.

For the Six Months Ended June 30, 2024
Per Share Data:
Net asset value per share, beginning of period	$19.60
Net investment income (loss) (1)	0.32
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	0.01
Net increase (decrease) in net assets resulting in operations	0.33
Shareholder distributions from net investment income	(0.26)
Net asset value per share, end of period	$19.67
Number of shares outstanding, end of period	8,188,088.785
Total return based on net asset value (3)	1.67%
Net assets, end of period	$161,021
Ratio to average net assets (4):
Expenses before incentive fees and waivers and reimbursements of expenses	7.47%
Expenses before incentive fees, after waivers and reimbursements of expenses	6.94%
Expenses after incentive fees, before waivers and reimbursements of expenses	7.70%
Expenses after incentive fees and waivers and reimbursements of expenses	7.16%
Net investment income (loss)	1.37%
Interest expense and credit facility fees	3.56%
Ratio/Supplemental Data:
Asset coverage, end of period	203.05%
Portfolio turnover	11.78%
Total committed capital, end of period	$499,740
Ratio of total contributed capital to total committed capital, end of period	32.44%
Weighted-average shares outstanding	5,056,847.904

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
As of June 30, 2024 and December 31, 2023, the Company had $362,626 and $423,833, respectively, of uncalled capital commitments from Stockholders, $25,000 of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
the Company’s aggregate commitments, and $34,187 and $41,838, respectively, of which is from entities affiliated with or related to the Adviser.
Shares issued and outstanding as of June 30, 2024 and December 31, 2023 were 8,188,088.785 and 3,809,576.503, respectively. During the three and six months ended June 30, 2023, 1,250 shares were issued. The following table summarizes activity in the number of shares outstanding from the Inception Date through June 30, 2024:

Date	Shares Issued	Proceeds Received		Issuance Price per Share
6/16/2023	1,250.000	$25		$20.00
10/10/2023	58,326.500	1,167		$20.00
11/9/2023	2,250,000.002	45,000		$20.00
12/20/2023	1,500,000.001	30,000		$20.00
3/26/2024	2,040,816.328	40,000		$19.60
4/1/2024	253,146.256	4,962		$19.60
5/10/2024	34,351.145	675		$19.65
6/3/2024	15,997.968	315		$19.69
6/27/2024	2,033,553.635	40,000	(1)	$19.67
(1) $1,581 of proceeds is receivable as of June 30, 2024 and included as a Subscription Receivable on the Consolidated Statements of Assets and Liabilities.
The following table summarizes the Company's distributions declared from the Inception Date through June 30, 2024:

Declared Date	Record Date	Payment Date	Dividends per Share
5/1/2024	5/2/2024	5/6/2024	$0.02
5/30/2024	5/31/2024	6/5/2024	$0.15
6/24/2024	6/25/2024	7/8/2024	$0.09
The following table reflects the shares issued pursuant to the dividend reinvestment program from the Inception Date through June 30, 2024:

Declared Date	Record Date	Payment Date	Shares Issued
5/1/2024	5/2/2024	5/6/2024	39.206
5/30/2024	5/31/2024	6/5/2024	607.744

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net increase (decrease) in net assets resulting from operations	$1,657	$-	$1,958	$-
Weighted average shares outstanding	6,194,767.666	206.040	5,056,847.904	241.935
Basic and diluted earnings (loss) per share	$0.27	$-	$0.39	$-

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

On July 3, 2024, the Company issued 72,818 shares of the Company’s common stock and received aggregate proceeds of approximately $1,682.

On July 30, 2024, the Company declared a dividend for our Common Stock of $0.09 per share, payable on August 5, 2024 to shareholders of record as of July 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. (the “Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2024. This discussion also should be read in conjunction with the “Forward Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward- looking statements.
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
We expect to invest in “middle market companies,” which we define to generally mean companies with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled business sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high yield and syndicated loan markets. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). The enterprise value of our borrowers typically range from $500 million to over $5.0 billion. Our target credit investments will typically have maturities between three and seven years with an average duration between three and five years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.
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
On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of June 30, 2024, we had received capital commitments totaling $524.7 million, $25.0 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments. As of June 30, 2024, we have issued 8,188,088.785 shares of our common stock, for gross proceeds of $162.2 million.
Total capital commitments as of June 30, 2024, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of June 30, 2024, VHG Capital, L.P. had purchased 766,144.212 shares of common stock for a total purchase price of $15.8 million.
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
Expenses
Our primary operating expenses include the payment of the management fee, incentive fee, expenses reimbursable under the agreements between us and our Adviser, including an administration agreement (the “Administration Agreement”) and an investment advisory agreement (the “Investment Advisory Agreement”), legal and professional fees, interest and other debt expenses, offering and organization expenses, and other operating expenses.

We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth but will decline as a percentage of total assets during such periods.
Portfolio and Investment Activity
Portfolio Composition
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2024 and December 31, 2023. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

	As of June 30, 2024	As of December 31, 2023
Number of investments	47	24
Number of portfolio companies	23	16
Weighted average loan-to-value (“LTV”)(1)	38.0%	33.3%
Weighted average gross margin(2)	72.6%	71.6%
Weighted average EBITDA margin(3)	40.2%	40.4%
Weighted average yield to maturity (“YTM”)(4)	11.2%	10.9%
Percentage of total investment fair value
First-lien debt	98.2%	100.0%
Preferred and Other Equity	1.8%	0%
Percentage of debt investment fair value
Floating rate(5)	100.0%	100.0%
Fixed interest rate	0.0%	0.0%

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

Our investment activity for the three and six months ended June 30, 2024 and June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Investments:
Total investments at amortized cost, beginning of period	$180,078	$-	$104,685	$-
New investments purchased	97,108	-	185,805	-
Net accretion of discount on investments	102	-	305	-
PIK interest capitalized	51	-	53	-
Investments sold or repaid	(8,280)	-	(21,789)	-
Total investments at amortized cost, end of period	$269,059	$-	$269,059	$-

The industry(1) compositions of the portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Automobile Parts
Automotive Parts & Equipments	7.1%	7.1%	–%	–%
Financial Services
Transaction & Payment Processing Services	3.7	3.7	–	–
Ground Transportation
Passenger Ground Transportation	7.6	7.6	–	–
Health Care Technology
Health Care Technology	3.7	3.7	4.7	4.7
Insurance
Insurance Brokers	0.7	0.6	0.3	0.3
IT Services
Data Processing & Outsourced Services	5.5	5.6	11.9	11.9
Internet Services & Infrastructure	3.6	3.7	4.7	4.6
Internet Software & Services	2.4	2.4	3.9	3.9
Systems Software	7.3	7.4	14.1	14.1
Oil, Gas and Consumable Fuel
Oil & Gas Exploration & Production	6.1	6.1	9.4	9.4
Professional Services
Data Processing & Outsourced Services	5.5	5.5	–	–
Software
Application Software	22.2	22.2	18.9	19.0
Industrial Conglomerates	7.3	7.3	8.1	7.9
Systems Software	17.3	17.1	24.2	24.2
Total	100.0%	100.0%	100.0%	100.0%
(1) The Company has used GICS® industry and sub-industry tier for the industry compositions of investments.

As of June 30, 2024 and December 31, 2023, investments consisted of the following:

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$264,307	$264,849	$104,685	$104,869
Preferred and Other Equity	4,752	4,753	-	-
Total	$269,059	$269,602	$104,685	$104,869

The weighted average investment income yields(1) for our first lien debt, based on the amortized cost and fair value as of June 30, 2024 and December 31, 2023, were as follows:

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	10.7%	10.9%	10.6%	10.6%
Total	10.7%	10.9%	10.6%	10.6%
(1) Weighted average investment income yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024 and December 31, 2023. Weighted average yields does not consider unsettled positions and unfunded commitments for which interest is not being earned as of June 30, 2024 and December 31, 2023. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first-lien and second-lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first-lien and second-lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
As of June 30, 2024, all of our first-lien debt investments were performing and current on their interest payments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024		As of December 31, 2023
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$69,068	25.6%	$8,447	8.1%
Internal Risk Rating 2	200,534	74.4	96,422	91.9
Internal Risk Rating 3	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$269,602	100.0%	$104,869	100.0%
As of June 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 1.74 and 1.92, respectively.
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
During the three months ended June 30, 2024, the Company did not purchase any investments from the Financing Provider. During the six months ended June 30, 2024, we purchased one debt investment from the Financing Provider in one portfolio company for a total cost of $6,557. The Facility Agreement was terminated on June 30, 2024. As of December 31, 2023, the Financing Provider held debt investments in two portfolio companies.
Consolidated Results of Operations
For the three and six months ended June 30, 2024 and 2023
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful. As we did not commence investing activities until the fourth calendar quarter of 2023, there were no investments or investment income for the three and six months ended June 30, 2023.
Investment Income
Investment income for the three and six months ended June 30, 2024 and 2023:

(In thousands)	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
First-lien debt	$6,454	$-	$9,974	$-
Total Investment Income	$6,454	$-	$9,974	$-
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024, there were no debt investments on non-accrual status.
Total investment income increased from $0 for the three months ended June 30, 2023 to $6.5 million for the three months ended June 30, 2024, due to the increase in our investment portfolio from $0 at December 31, 2023 to $269.1 million at June 30, 2024. As of June 30, 2023, there were no investments. Total investment income increased from $780 thousand for the three months ended December 31, 2023 to $6.5 million for the three months ended June 30, 2024, primarily due to the increase in our investment portfolio from $104.7 million at December 31, 2023 to $269.1 million at June 30, 2024. Our weighted average investment income yield on total investments at amortized cost and fair value was 10.7% and 10.9%, respectively, as of June 30, 2024, and 10.6% and 10.6%, respectively, as of December 31, 2023. The increase in the weighted average yield on total investments was primarily due to the purchase of investments with higher base rates.
Net investment income after giving effect to any expenses support and waivers of expenses for the three and six months ended June 30, 2024 and 2023 was as follows:

(In thousands)	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Total investment income	$6,454	$-	$9,974	$-
Total expenses	5,243	824	9,000	1,113
Expense support and waivers	(313)	(824)	(626)	(1,113)
Net expenses after expense support and waivers	$4,930	$-	$8,374	$-
Net investment income (loss)	$1,524	$-	$1,600	$-
Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Expense Support Agreement. See Note 4, Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.
Expenses
Expenses for the operating results for the three and six months ended June 30, 2024 and 2023:

(In thousands)	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Expenses:
Interest expense and credit facility fees	$2,638	$-	$4,163	$-
Offering costs	640	-	1,269	-
Professional fees	477	-	916	-
Administrative service fees	404	-	807	-
Other general and administrative expenses	333	-	697	-
Management fees	379	-	619	-
Directors fees	73	8	141	8
Insurance costs	62	12	123	12
Incentive fees	237	-	265	-
Organization costs	-	804	-	1,093
Total expenses before expense support and waivers	$5,243	$824	$9,000	$1,113
Expense support and waivers	(313)	(824)	(626)	(1,113)
Net expenses after expense support and waivers	$4,930	$-	$8,374	$-
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
The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2024	$3,000	$-	$3,000
December 31, 2023	3,000	-	3,000
For the Three and Six Months Ended June 30, 2024
Interest expense and credit facility fees represents interest and fees incurred under the Credit Facilities (defined below). Organization and offering costs include expenses incurred in the initial formation of the Company and in the offering of our common stock. Professional fees include legal, rating agencies, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include sub-administrative service fees, filing, research, subscriptions, and other costs. Sub-administrative service fees represent fees paid to State Street Bank and Trust Company pursuant to the State Street Sub-Administration Agreement. Waivers and reimbursements of expenses represent the amounts reimbursed by the Investment Adviser pursuant to the Expense Support Agreement.
For the Three and Six Months Ended June 30, 2023
Expenses incurred for the three and six months ended June 30, 2023 of $824 thousand and $1,113 thousand were primarily due to initial organization expenses.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three and six months ended June 30, 2024, we recorded unrealized appreciation on 35 and 28 investments totaling approximately $398 thousand and $1,402 thousand, respectively, and unrealized depreciation on 12 and 19 investments of approximately $(265) thousand and $(1,044) thousand, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2024 and 2023 were as follows:

(In thousands)	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net realized gain (loss) on investments	$-	$-	$-	$-
Net change in unrealized appreciation (depreciation) on investments	133	-	358
Net realized and unrealized gain (loss) on investments	$133	$-	$358	$-

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
Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of capital drawdowns of our privately placed capital commitments, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash will be for (a) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (b) the cost of operations (including paying the Adviser), (c) debt service of any borrowings, (d) cash distributions to the holders of our common stock and (e) repurchases of our common stock. We believe our current cash position and net cash provided by operating activities, along with capital drawdowns from the private offering of our common stock and borrowings from financial institutions, will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs that may arise at our portfolio companies, for the next 12 months and beyond.
On November 14, 2023, we entered into a $200.0 million revolving credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or risk-free rate loans (i.e., loans bearing interest based on Secured Overnight Financing Rate (“SOFR”) or the Sterling Overnight Interbank Average Rate (“SONIA”)). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month Euro Interbank Offered Rate (“EURIBOR”), SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.
Our Company’s obligations under the SMBC Credit Facility are secured by (a) our ability to call capital from stockholders, (b) the capital commitments and capital contributions of stockholders and (c) the bank accounts to which such capital contributions are funded into by the stockholders. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act, as amended.
On June 26, 2024 (the “Effective Date”), we entered into a $200.0 million loan financing and servicing agreement (the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. During the Revolving Period, borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus 2.40% per annum. Following expiration of the Revolving Period, the interest rate on outstanding borrowings under the DB Credit Facility will equal the base rate plus 2.90% per annum for the remaining term of the DB Credit Facility. The base rate under the DB Credit Facility is three-month SOFR. A facility agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day.
The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including those under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the SMBC Credit Facility and the DB Facility (collectively the “Credit Facilities”), as applicable. Failure to comply with these covenants could result in a default under one or both of the Credit Facilities that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the one or both of the Credit Facilities, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As of June 30, 2024, there was $56.3 million and $100 million outstanding under the SMBC Credit Facility and DB Facility, respectively, and we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 5. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of June 30, 2024 and December 31, 2023, we had $47.7 million and $61.9 million, respectively, in cash, cash equivalents and restricted cash. For the six months ended June 30, 2024, our cash and cash equivalents balance decreased by $(14.3) million. During that period, $(174.4) million was used in operating activities, primarily due to investment purchases of $(197.2) million, offset by $21.8 million in repayments of investments in portfolio companies. During the same period, $160.1 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $84.4 million and net proceeds from secured borrowings of $79.0 million. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of June 30, 2024, asset coverage was 203.1% and the asset coverage per unit was $2,031.
The Credit Facilities consisted of the following as of June 30, 2024:

	As of June 30, 2024
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$56,250	$143,750	$126,651
DB Facility	200,000	100,000	100,000	33,042
(1)The unused portion is the amount upon which unused commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and borrowing base calculations.
The SMBC Credit Facility consisted of the following as of December 31, 2023:

	As of December 31, 2023
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$77,250	$122,750	$115,874
(1)The unused portion is the amount upon which unused commitment fees are based.

(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and borrowing base calculations.
Equity
As of June 30, 2024, we had $362.6 million of uncalled capital commitments from stockholders, $25.0 million of which is contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments, including $34.2 million from entities affiliate with or related to our Adviser.

	As of June 30, 2024				As of December 31, 2023
(In thousands)	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$499,740	(1)	$337,626	32.4%	$466,637	$390,445	16.3%
(1) Excludes $25.0 million of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments.
Subscriptions and Drawdowns
We have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.
Shares issued as of June 30, 2024 and 2023 were 8,188,088.785 and 1,250.000, respectively. The following table summarizes activity in the number of shares outstanding from inception through June 30, 2024:

Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
6/16/2023	1,250.000	$25	$20.00
10/10/2023	58,326.500	1,167	20.00
11/9/2023	2,250,000.002	45,000	20.00
12/20/2023	1,500,000.001	30,000	20.00
3/26/2024	2,040,816.328	40,000	19.60
4/1/2024	253,146.256	4,962	19.60
5/10/2024	34,351.145	675	19.65
6/3/2024	15,997.968	315	19.69
6/27/2024	2,033,553.635	40,000	19.67
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
The following table summarizes the Company’s distributions declared from inception through June 30, 2024:

Declared Date	Record Date	Payment Date	Dividends per Share
5/1/2024	5/2/2024	5/6/2024	$0.02
5/30/2024	5/31/2024	6/5/2024	$0.15
6/24/2024	6/25/2024	7/8/2024	$0.09
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through June 30, 2024:

Declared Date	Record Date	Payment Date	Shares Issued
5/1/2024	5/2/2024	5/6/2024	39.206
5/30/2024	5/31/2024	6/5/2024	607.744

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
The following tables show the contractual maturities of our Credit Facilities as of June 30, 2024:

	Payments Due by Period
As of June 30, 2024	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$56,250	$-	$56,250	$-	$-
DB Credit Facility	100,000	-	-	100,000	-
Off-Balance Sheet Arrangements
In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2024, or December 31, 2023, for any such exposure.
We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2024 and December 31, 2023:

	Par Value as of
(In thousands)	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$39,764	$27,110
Unfunded revolving commitments	12,941	4,888
Total unfunded commitments	$52,705	$31,998
Warehousing Transaction
In connection with the Warehousing Transaction, during the three months ended June 30, 2024, the Company did not purchase any investments from the Financing Provider. During the six months ended June 30, 2024, we purchased the entire commitment and par balance outstanding on Enverus Holdings Inc. for $6.6 million from the Financing Provider.

The following is a list of each Warehoused Asset as of December 31, 2023 (in thousands):

Company	Investment Type	Spread Above Reference Rate[1]	Maturity Date	Commitment	Par Balance	Amortized Cost
ASG III, LLC	First-lien term loan, revolver, delayed draw term loan[2]	SOFR + 5.50%	10/31/2029	$5,000	$3,167	$3,061
Enverus Holdings Inc.	First-lien term loan, revolver, delayed draw term loan[2]	SOFR + 5.50%	12/22/2029	7,500	6,660	6,548
Total debt investments				$12,500	$9,827	$9,609
____________________
1The investment bears interest at rates that may be determined by reference to SOFR, which resets monthly.
2The negative amortized cost is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
As of June 30, 2024, due to the expiration of the Facility Agreement, the Facility Provider did not hold any debt investments. As of December 31, 2023, the Warehoused Assets had $2.7 million, respectively, of unfunded commitments on revolvers and delay draw term loans. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us and certain of our affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Notes to Consolidated Financial Statements – Note 4. Related-Party Transactions” for further details.
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
In addition to using the above inputs in investment valuations, the Adviser will apply a valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
If we fail to comply with the Excise Tax Distribution Requirements, we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.
Recent Developments
On July 3, 2024, the Company issued 72,818 shares of the Company’s common stock and received aggregate proceeds of approximately $1,682.

On July 30, 2024, the Company declared a dividend for our Common Stock of $0.09 per share, payable on August 5, 2024 to shareholders of record as of July 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates.
Valuation Risk
We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with valuation policy and procedures established by our Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
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
As of June 30, 2024 and December 31, 2023, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024 and December 31, 2023. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of June 30, 2024 and December 31, 2023. Interest expense on the Credit Facilities is calculated using the interest rate as of June 30, 2024 and December 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024 and December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).
Based on our June 30, 2024 consolidated statements of assets and liabilities, the following table shows the annualized net interest income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$8,196	$3,239	$4,957
-200 Basis Points	7,336	2,771	4,565
-300 Basis Points	6,476	2,303	4,173
+100 Basis Points	9,916	4,175	5,741
+200 Basis Points	10,776	4,643	6,133
+300 Basis Points	11,636	5,111	6,525

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

PART II
Item 1. Legal Proceedings
As of June 30, 2024, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K, filed with the SEC on March 8, 2024. Except for the risk factors set forth below, there have been no material changes from the risk factors disclosed in the Form 10-K.

We may finance our investments with borrowed money, which will magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we have and may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. For example, on November 14, 2023, we entered into the SMBC Credit Agreement, pursuant to which we obtained a $200 million revolving credit facility, of which $56.3 million was outstanding as of June 30, 2024. In addition, on June 26, 2024, we entered into the DB Credit Facility, pursuant to which a wholly-owned subsidiary of ours obtained a $200 million revolving credit facility, of which $100.0 million was outstanding as of June 30, 2024. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our Stockholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions on our Common Stock. Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds.

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

In addition to having fixed-dollar claims on our assets that are superior to the claims of our Stockholders, when we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments, our cash and/or our right to call unused Capital Commitments from the Stockholders. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the Stockholders. Specifically, our obligations under the SMBC Credit Agreement are secured by (i) our ability to call capital from Stockholders, (ii) the capital commitments and capital contributions of Stockholders and (iii) the bank accounts to which such capital contributions are funded into by the Stockholders. In addition, SMBC has the right on behalf of us to directly call unused

Capital Commitments and enforce remedies against the Stockholders. Further, our subsidiary’s obligations under the DB Credit Facility are secured by all of the assets held by such subsidiary, which include certain investments in portfolio companies included on our consolidated balance sheet.

Provisions in the SMBC Credit Agreement, the DB Credit Facility and other agreements governing other borrowings may limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.

We have entered into the SMBC Credit Agreement and the DB Credit Facility and may enter into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close additional credit facilities or obtain other financing.

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

The DB Credit Facility similarly imposes limitations on our subsidiary’s ability to operate their business, including, among other things, restrictions on our subsidiary’s ability to:
•change its name, jurisdiction, identity or corporate structure in any manner that would negatively impact the lenders’ security interest;
•grant, create, incur, assume or suffer to exist any lien on its property, subject to certain exceptions;

•create, incur or suffer to exist any indebtedness, subject to certain exceptions;
•merge or consolidate with any other person; or
•declare or make payment of any distribution in respect of equity interests unless certain financial tests are complied with immediately following the distribution;
Any obligations to our creditors under our credit facilities or other borrowings, including, indirectly, the DB Credit Facility may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. For example, our subsidiary’s obligations under the DB Credit Facility are secured by all of the assets held by such subsidiary, which include certain investments in portfolio companies included on our consolidated balance sheet. If we or our subsidiary default, we or they may be forced to sell a portion of investments quickly and prematurely at what may be disadvantageous prices in order to meet outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the period covered by the Quarterly Report on Form 10-Q were reported in a Form 8-K filed with the SEC.
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
10.1
Loan Financing and Servicing Agreement, dated as of June 26, 2024, by and among VCSL Funding 1 LLC, as borrower, Vista Credit Strategic Lending Corp., as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2024).

10.2
Sale and Contribution Agreement, dated as of June 26, 2024, between Vista Credit Strategic Lending Corp., as seller, and VCSL Funding 1 LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 1, 2024).

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

Vista Credit Strategic Lending Corp.
Date: August 2, 2024	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: August 2, 2024	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer