Form 10-Q
period 2024-09-30
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2024-11-08
CIK 1919369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 5, 2024, the registrant had 9,608,530.353 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of the Russian invasion of Ukraine and the conflicts in the Middle East on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $358,995 and $104,685, respectively)	$358,775	$104,869
Cash and cash equivalents	25,088	61,943
Restricted cash and cash equivalents	5,918	–
Interest and other income receivable from investments	1,898	362
Deferred offering costs	86	915
Prepaid expenses and other assets	2,583	1,188
Expense support reimbursement (Note 4)	3,000	3,000
Total assets	$397,348	$172,277

Liabilities
Secured borrowings (Note 5)	$192,250	$77,250
Payable for investments purchased	9,467	13,871
Interest and credit facility fees payable (Note 5)	1,202	221
Administrative service fees payable (Note 4)	120	390
Management and incentive fees payable (Note 4)	923	117
Due to Adviser (Note 4)	3,366	4,932
Distribution payable	1,000	–
Accrued expenses and other liabilities	534	819
Total liabilities	208,862	97,600

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Common stock, $0.01 par value, 500,000,000.000 shares authorized, 9,606,809.359 and 3,809,576.503 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	96	38
Paid-in-capital in excess of par value	188,255	74,472
Total distributable earnings (loss)	135	167
Total net assets	188,486	74,677

Total liabilities and net assets	$397,348	$172,277

Net asset value per share	$19.62	$19.60
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments
Interest income	$8,617	$-	$18,332	$-
Dividend income	292	-	292	-
Other income	86	-	345	-
Total investment income from non-controlled/non-affiliated investments	8,995	-	18,969	-
Total investment income	8,995	-	18,969	-
Expenses:
Interest expense and credit facility fees (Note 5)	3,863	-	8,026	-
Offering costs	649	-	1,918	-
Professional fees	434	129	1,350	129
Administrative service fees (Note 4)	318	-	1,125	-
Management fees (Note 4)	515	-	1,134	-
Other general and administrative expenses	344	-	1,041	-
Incentive fees (Note 4)	340	-	605	-
Directors fees	68	107	209	115
Insurance costs	57	58	180	70
Organization costs	-	15	-	1,108
Total expenses before expense support and waivers	6,588	309	15,588	1,422
Expense support and waivers (Note 4)	(515)	-	(1,141)	(1,113)
Net expenses after expense support and waivers	6,073	309	14,447	309
Net investment income (loss)	2,922	(309)	4,522	(309)
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(763)	-	(405)	-
Net realized and unrealized gain (loss) on investments	(763)	-	(405)	-
Net increase (decrease) in net assets resulting from operations	$2,159	$(309)	$4,117	$(309)

Per common share data:
Basic and diluted earnings (loss) per share (Note 8)	$0.26	$(247.01)	$0.67	$(636.16)
Basic and diluted weighted average shares outstanding (Note 8)	8,324,224.470	1,250.000	6,153,923.247	485.000

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2024	8,188,088.785	$82	$160,392	$547	$161,021
Net investment income (loss)	-	-	-	2,922	2,922
Net realized and unrealized gain (loss) on investments	-	-	-	(763)	(763)
Net increase (decrease) in net assets resulting from operations	-	-	-	2,159	2,159
Shareholder distributions
Distributions declared from net investment income	-	-	-	(2,571)	(2,571)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(2,571)	(2,571)
Capital share transactions:
Issuance of common stock	1,416,195.591	14	27,813	-	27,827
Reinvestment of shareholder distributions, net	2,524.983	-	50	-	50
Net increase (decrease) in net assets resulting from capital share transactions	1,418,720.574	14	27,863	-	27,877
Total increase (decrease) for the three months ended	1,418,720.574	14	27,863	(412)	27,465
Balance at September 30, 2024	9,606,809.359	$96	$188,255	$135	$188,486

Balance at June 30, 2023	1,250.000	$-	$25	$-	$25
Net investment income (loss)	-	-	-	(309)	(309)
Net realized and unrealized gain (loss) on investments	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	(309)	(309)
Capital share transactions:
Issuance of common stock	-	-	-	-	-
Net increase (decrease) in net assets resulting from capital share transactions	-	-	-	-	-
Total increase (decrease) for the three months ended	-	-	-	(309)	(309)
Balance at September 30, 2023	1,250.000	$-	$25	$(309)	$(284)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	3,809,576.503	$38	$74,472	$167	$74,677
Net investment income (loss)	-	-	-	4,522	4,522
Net realized and unrealized gain (loss) on investments	-	-	-	(405)	(405)
Net increase (decrease) in net assets resulting from operations	-	-	-	4,117	4,117
Shareholder distributions
Distributions declared from net investment income	-	-	-	(4,149)	(4,149)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(4,149)	(4,149)
Capital share transactions:
Issuance of common stock	5,794,060.923	58	113,721	-	113,779
Reinvestment of shareholder distributions, net	3,171.933	-	62	-	62
Net increase (decrease) in net assets resulting from capital share transactions	5,797,232.856	58	113,783	-	113,841
Total increase (decrease) for the nine months ended	5,797,232.856	58	113,783	(32)	113,809
Balance at September 30, 2024	9,606,809.359	$96	$188,255	$135	$188,486

Balance at December 31, 2022	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	(309)	(309)
Net realized and unrealized gain (loss) on investments	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	(309)	(309)
Capital share transactions:
Issuance of common stock	1,250.000	-	25	-	25
Net increase (decrease) in net assets resulting from capital share transactions	1,250.000	-	25	-	25
Total increase (decrease) for the nine months ended	1,250.000	-	25	(309)	(284)
Balance at September 30, 2023	1,250.000	$-	$25	$(309)	$(284)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share and per share data)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,117	$(309)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	1,918	-
Amortization of deferred financing costs	857	-
Net accretion of discount on investments	(547)	-
Net change in unrealized (appreciation) depreciation on investments	405	-
Cost of investments purchased	(280,305)	-
Proceeds from repayments of investments	22,242	-
Payment-in-kind interest capitalized	(105)	-
Change in operating assets and liabilities:
Deferred offering costs	(1,089)	(1,160)
Expense support reimbursement	-	(1,717)
Prepaid expenses and other assets	(1)	(328)
Interest and other income receivable from investments	(1,536)	-
Due to Adviser	(1,566)	2,694
Management and incentive fees payable	806	-
Administrator service expense payable (Note 4)	(270)	-
Interest and credit facility fees payable (Note 5)	981	-
Accrued expenses and other liabilities	(285)	820
Net cash provided by (used in) operating activities	(254,378)	-
Cash flows from financing activities
Proceeds from issuance of common stock	113,779	25
Shareholder distributions paid	(3,087)	-
Borrowings on debt	310,000	-
Repayments on debt	(195,000)	-
Debt issuance costs paid	(2,251)	-
Net cash provided by (used in) financing activities	223,441	25
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(30,937)	25
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	61,943	-
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$31,006	$25
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$7,045	$-
Reinvestment of shareholder distributions	62	-
Shareholder distributions declared	4,087	-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)
(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$25,088	$61,943
Restricted cash and cash equivalents	5,918	–
Total cash and cash equivalents and restricted cash and cash equivalents	$31,006	$61,943

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
SEPTEMBER 30, 2024
(dollars in thousands, except share and per share data)

Investments (1)(13)(17)	Footnotes	Reference Rate and Spread	Interest Rate(2) (12)	Maturity Date	Par Amount/Units(1)	AmortizedCost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated
First-Lien Debt
Automobile Parts
OEconnection LLC	(6) (9) (18)	SOFR + 5.25%	10.10%	4/22/2031	$19,450	$19,229	$19,367	10.3%
Financial Services
Dragon Buyer Inc	(7) (12)	SOFR + 3.25%	—%	9/30/2031	7,000	6,965	6,976	3.7
SumUp Holdings Midco S.à r.l	(4) (5) (6) (11) (15) (18)	SOFR + 6.50%	11.62%	5/23/2031	10,127	10,030	10,000	5.3
Total Financial Services						16,995	16,976	9.0
Ground Transportation
Metropolis Technologies, Inc.	(4) (7) (16) (18)	SOFR + 6.00%	10.95%	5/16/2031	15,853	15,553	15,576	8.3
Health-Care Technology
Athenahealth Group, Inc.	(8) (18)	SOFR + 3.25%	8.10%	2/15/2029	9,911	9,852	9,866	5.2
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (6) (10) (19)	SOFR + 9.00%	13.95%	9/14/2029	7,937	6,635	6,624	3.5
Insurance
Integrity Marketing Acquisition, LLC	(4) (6) (9)	SOFR + 6.00%	11.12%	8/25/2028	1,766	1,752	1,716	0.9
IT Services
Acronis International	(4) (5) (10) (14) (16) (18)	SOFR + 6.85% (1.00% PIK)	12.15%	4/1/2027	20,105	19,835	20,104	10.7
Banff Merger Sub, Inc.	(7) (18)	SOFR + 3.75%	9.01%	12/29/2028	6,498	6,475	6,493	3.4
MH Sub I, LLC	(8) (18)	SOFR + 4.25%	9.10%	5/3/2028	9,912	9,766	9,861	5.2
Redwood Services Group, LLC	(4) (6) (9) (16) (18)	SOFR + 6.25%	10.95%	6/15/2029	15,038	14,767	15,010	8.0
Total IT Services						50,843	51,468	27.3
Oil, Gas & Consumable Fuels
Enverus Holdings, Inc.	(4) (6) (9) (18)	SOFR + 5.50%	10.35%	12/24/2029	16,648	16,411	16,625	8.8
Professional Services
CB Buyer Inc.	(4) (6) (9)	SOFR + 5.25%	9.85%	7/1/2031	14,372	14,197	14,184	7.5
Diligent Corporation	(4) (6) (9) (18)	SOFR + 5.00%	10.09%	8/2/2030	14,961	14,821	14,836	7.9
Total Professional Services						29,018	29,020	15.4
Software
Aptean, Inc.	(6) (9) (18)	SOFR + 5.25%	10.10%	1/30/2031	20,649	20,429	20,690	11.0
ASG III, LLC	(4) (6) (10) (18)	SOFR + 6.50%	11.75%	10/31/2029	11,925	11,593	11,612	6.2
Azurite Intermediate Holdings, Inc.	(4) (6) (9) (18)	SOFR + 6.50%	11.35%	3/19/2031	13,184	12,939	12,915	6.9
CData Software, Inc.	(4) (6) (9)	SOFR + 5.75%	10.35%	7/18/2030	22,555	22,120	22,067	11.7
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
SEPTEMBER 30, 2024
(dollars in thousands, except share and per share data)

Investments (1)(13)(17)	Footnotes	Reference Rate and Spread	Interest Rate(2) (12)	Maturity Date	Par Amount/Units(1)	AmortizedCost(3)	Fair Value	% of Net Assets
Central Parent, Inc.	(7) (18)	SOFR + 3.25%	7.85%	7/6/2029	$10,000	$10,023	$9,908	5.3%
GoTo Group, Inc.	(7) (18)	SOFR + 4.75%	9.97%	4/28/2028	14,112	13,176	11,735	6.2
MRI Software, LLC	(6) (10)	SOFR + 4.75%	9.35%	2/10/2027	13,852	13,730	13,721	7.3
Perforce Software, Inc.	(8) (18)	SOFR + 4.75%	9.60%	3/21/2031	9,975	9,929	9,975	5.3
Quartz Acquireco, LLC	(7) (18)	SOFR + 2.75%	7.35%	6/28/2030	4,950	4,956	4,959	2.6
Renaissance Holding Corp.	(8) (18)	SOFR + 4.25%	9.10%	4/5/2030	9,913	9,930	9,920	5.3
Rocket Software, Inc.	(8) (18)	SOFR + 4.75%	9.60%	11/28/2028	14,887	14,773	14,920	7.9
Softeon, Inc.	(4) (6) (9)	SOFR + 5.75%	10.35%	11/20/2030	12,438	12,152	12,220	6.5
Zelis Healthcare Corporation	(7) (18)	SOFR + 2.75%	7.60%	9/28/2029	4,975	4,953	4,978	2.6
Zinnia Corporate Holdings, LLC	(4) (6) (21)	SOFR + 8.00%	12.75%	8/30/2029	26,471	25,940	25,942	13.7
Total Software						186,643	185,562	98.5
Total First-Lien Debt						352,931	352,800	187.2
Preferred Equity
Ground Transportation
Metropolis Technologies, Inc.	(4) (20)	N/A	16.00%	5/16/2034	$4,800	4,732	4,734	2.5
Total Preferred Equity						4,732	4,734	2.5
Other Equity
Ground Transportation
Metropolis Technologies, Inc.	(4) (20)			5/16/2034	-	20	20	0.0
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (19) (20)			9/14/2029	-	1,312	1,221	0.6
Total Other Equity						1,332	1,241	0.6
Total Investments - non-controlled/non-affiliated						358,995	358,775	190.3
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						31,006	31,006	16.5
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$390,001	$389,781	206.8%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. Variable rate loans typically include an interest reference rate floor feature.

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
SEPTEMBER 30, 2024
(dollars in thousands, except share and per share data)
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
(5)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, nonqualifying assets represented 9.38% of total assets as calculated in accordance with regulatory requirements.
(6) Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if applicable, results primarily from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed draw term loan	1/30/2031	$2,481	$9
Aptean, Inc.	Revolver	1/30/2031	1,820	(46)
ASG III, LLC	Delayed draw term loan	10/31/2029	5,724	(114)
ASG III, LLC	Revolver	10/31/2029	1,325	(20)
Azurite Intermediate Holdings, Inc.	Delayed draw term loan	3/19/2031	4,395	(60)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	1,953	(27)
CB Buyer, Inc.	Delayed draw term loan	7/1/2031	4,049	(38)
CB Buyer, Inc.	Revolver	7/1/2031	1,579	(15)
CData Software, Inc.	Delayed draw term loan	7/18/2030	2,041	(34)
CData Software, Inc.	Delayed draw term loan	7/18/2030	2,343	(39)
CData Software, Inc.	Revolver	7/18/2030	2,449	(41)
Diligent Corporation	Delayed draw term loan	8/2/2030	3,400	(21)
Diligent Corporation	Revolver	8/2/2030	1,657	(10)
Enverus Holdings, Inc.	Delayed draw term loan	12/24/2029	833	(1)
Enverus Holdings, Inc.	Revolver	12/24/2029	1,186	(1)
Integrity Marketing Acquisition, LLC	Delayed draw term loan	8/25/2028	3,228	(32)
Mews Systems B.V.	Delayed draw term loan	9/14/2029	7,937	(610)
Mews Systems B.V.	Revolver	9/14/2029	1,190	(92)
MRI Software, LLC	Revolver	2/10/2027	1,136	(37)
OEConnection, LLC	Delayed draw term loan	4/22/2031	3,385	(11)
OEConnection, LLC	Revolver	4/22/2031	2,116	(7)
Redwood Services Group, LLC	Delayed draw term loan	6/15/2029	4,003	(60)
Softeon, Inc.	Delayed draw term loan	11/20/2030	3,333	(42)
Softeon, Inc.	Delayed draw term loan	11/20/2030	1,667	-
Softeon, Inc.	Revolver	11/20/2030	1,667	(21)
SumUp Holdings	Delayed draw term loan	5/23/2031	2,532	(25)
Zinnia Corporate Holdings, LLC	Delayed draw term loan	8/30/2029	3,529	-
Total unfunded commitments			$72,958	$(1,395)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)
SEPTEMBER 30, 2024
(dollars in thousands, except share and per share data)

(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(9)The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(10)The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(11)The interest rate floor on these investments as of September 30, 2024 was 1.50%.
(12)For unsettled positions the interest rate is not presented.
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
(17)The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of September 30, 2024
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$321,183	89.5%	$320,826	89.4%
Luxembourg	10,030	2.8%	10,000	2.8%
Netherlands	7,947	2.2%	7,845	2.2%
Switzerland	19,835	5.5	20,104	5.6%
Total	$358,995	100.0%	$358,775	100.0%

(18)All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 5, Borrowings).
(19)The headquarters of this portfolio company is located in Netherlands.
(20)Equity investments are non-income producing securities.
(21)The interest rate floor on these investments as of September 30, 2024 was 2.00%.

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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are denominated in U.S. dollars and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. As of September 30, 2024 and December 31, 2023, the Company had $5,918 and $0 balances related to restricted cash.
Revenue Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued, and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. For the three and nine months ended September 30, 2024, the Company earned $51 and $102 of PIK interest income, respectively. For the three and nine months ended September 30, 2023, the Company earned $0 and $0 of PIK interest income, respectively.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of September 30, 2024 or December 31, 2023.
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
rendered. For the three and nine months ended September 30, 2024, the Company earned $86 and $345, respectively, in other income, primarily from unused fees. For the three and nine months ended September 30, 2023, the Company earned $0 and $0, respectively, in other income.
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2024, the Company earned $292 and $292, respectively, in dividend income. For the three and nine months ended September 30, 2023, the Company earned $0 and $0, respectively, in dividend income.
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
For the three and nine months ended September 30, 2024, the Company incurred $0 and $0 of organization costs and $92 and $239 of offering costs, and amortized $649 and $1,918 of offering costs, respectively. For the three and nine months ended September 30, 2023, the Company incurred $15 and $1,108 of organization costs and $595 and $1,780 of offering costs, and amortized $0 and $0 of offering costs, respectively. Refer to Note 4 for further details on the Expense Support Agreement (as defined below).
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
As of September 30, 2024 and December 31, 2023, the Company had $2,390 and $921 of deferred financing costs, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2024 were $409 and $857, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2023 were $0 and $0, respectively.
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
Income Taxes
The Company has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors.

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
Recent Accounting Standards Updates
In November 2023, the FASB issued Accounting Standard Updated (“ASU”) 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which affects all public entities that are required to report segment information. The amendments in ASU 2023-07 clarify that a public entity that has a single reportable segment is required to provide all the disclosures required by the amendments. The effective date in ASU 2023-07 is for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2024, there were four and five transfers, respectively, from level 3 to level 2 that was a result of changes in the observability of significant inputs for these portfolio companies. For the three and nine months ended September 30, 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$153,369	$199,431	$352,800
Preferred equity	-	-	4,734	4,734
Other equity	-	-	1,241	1,241
Total	$-	$153,369	$205,406	$358,775

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$47,359	$57,510	$104,869
Total	$-	$47,359	$57,510	$104,869

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended September 30, 2024			Financial Assets For the Nine Months Ended September 30, 2024
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$171,114	$4,753	$175,867	$57,510	$-	$57,510
Purchases	82,433	1,312	83,745	213,277	6,065	219,342
Paydowns	(887)	-	(887)	(9,297)	-	(9,297)
Accretion of discount	163	-	163	322	-	322
PIK interest	51	-	51	105	-	105
Net change in unrealized appreciation (depreciation)	360	(90)	270	1,267	(90)	1,177
Transfers out of Level 3	(53,803)	-	(53,803)	(63,753)	-	(63,753)
Balance, end of period	$199,431	$5,975	$205,406	$199,431	$5,975	$205,406
There was no investment activity for the three and nine months ended September 30, 2023.
For the three and nine months ended September 30, 2024, the net change in unrealized appreciation (depreciation) included in earnings related to first-lien debt investments and preferred equity and other equity that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations was $360 and $0 and $1,267 and $0, respectively.
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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2024:

				Range
	Fair Value as of September 30, 2024	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$166,865	Yield Analysis	Discount Rate	7.1%	14.7%	10.6%
	32,566	Recent Transactions	Transaction Price	98.00	100.00	98.41
Preferred equity	4,734	Yield Analysis	Discount Rate	16.7%	20.0%	17.2%
Other equity	20	Market Approach	EBITDA Multiple	14.1x	16.3x	15.2x
	1,221	Market Approach	Revenue Multiple	8.5x	10.5x	9.5x
Total investments	$205,406

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

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
Financial Instruments Disclosed but Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$192,250	$192,250	$77,250	$77,250
Total borrowings	$192,250	$192,250	$77,250	$77,250
Secured borrowings as of September 30, 2024 and December 31, 2023 consist of borrowings under the SMBC Credit Facility and the DB Credit Facility (each as defined in Note 5. Borrowings) which closed on November 17, 2023, and June 26, 2024, respectively. Given there were no material market movements in credit spreads from November 17, 2023 through September 30, 2024 and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.
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
The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three and nine months ended September 30, 2024 was $515 and $1,134, respectively. The $515 remains payable as of September 30, 2024.
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

    For the three and nine months ended September 30, 2024, the Company earned an Investment Income Incentive Fee of $408 and $628 respectively. The $408 remains payable as of September 30, 2024. There was no Investment Income Incentive Fee earned in the prior comparable periods.
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
The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gain Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2024, the Company had a reversal in the Capital Gains Incentive Fee of $(68) and $(23), respectively, and as of September 30, 2024 there was no Capital Gain Incentive Fee payable. There was no Capital Gains Incentive Fee earned in the prior comparable periods.

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
Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by the Company to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of the Company’s total investments for such period.
For the three and nine months ended September 30, 2024, the Company incurred $318 and $1,125, respectively, in administrative service fees under the Administration Agreement, of which $198 and $198, respectively, were waived by the Adviser. For the three and nine months ended September 30, 2023, the Company incurred $0 and $0, respectively, in administrative service fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $120 and $390, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of September 30, 2024 and December 31, 2023, $3,000 and $3,000,

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
respectively, of the Company’s expenses are subject to the Expense Support Agreement and $366 and $1,932, respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.
The follow table presents a summary of the Expense Payments and Reimbursement Payments since the Inception Date:

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2024	$3,000	$-	$3,000
December 31, 2023	3,000	-	3,000
Board of Directors
The Board currently consists of five members, three of whom are independent directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three and nine months ended September 30, 2024, the Company incurred $68 and $209, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. For the three and nine months ended September 30, 2023, the Company incurred $107 and $115, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $56 and $59, respectively, was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Capital Commitments
Total capital commitments as of September 30, 2024 and December 31, 2023, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three and nine months ended September 30, 2024, VHG Capital, L.P. purchased 123,655.400 and 513,416.825 shares of common stock, respectively, for a total purchase price of $2,430 and $10,081, respectively.
5. BORROWINGS
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, asset coverage was 198.0% and 196.7%, respectively.

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
The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of September 30, 2024 and December 31, 2023.

DB Credit Facility

On June 26, 2024 (the “Effective Date”), the Company entered into a loan financing and servicing agreement (the “DB Credit Facility”) by and among VCSL Funding 1, a direct wholly-owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time. Pursuant to the DB Credit Facility, the lenders have agreed to extend a revolving credit facility to VCSL Funding 1 in an aggregate principal amount of up to $200,000 as of the Effective Date.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. VCSL Funding 1 was in compliance with all covenants and other requirements as of September 30, 2024.

The Company’s debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$35,250	$164,750	$136,080
DB Credit Facility	200,000	157,000	43,000	3,044
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

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$3,131	$-	$6,630	$-
Facility unused commitment fee	323	-	539	-
Amortization of deferred financing costs	409	-	857	-
Total interest expense and credit facility fees	$3,863	$-	$8,026	$-
Cash paid for interest expense and credit facility fees	$3,728	$-	$7,045	$-
Weighted average contractual interest rate (1)	7.66%	-	7.83%	-
Average principal debt outstanding	$159,924	$-	$111,681	$-

(1) Weighted average contractual interest rate for the three and nine months ended September 30, 2024 is calculated as interest expense (excludes unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.
As of September 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2024	December 31, 2023
Interest expense payable	$1,004	$221
Unused commitment fee payable	198	-
Total interest expense and credit facility fees payable	$1,202	$221
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2024 or December 31, 2023, for any such exposure.

A summary of significant contractual payment obligations was as follows as of September 30, 2024:

	Payments Due by Period As of September 30, 2024
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$35,250	$-	$35,250	$-	$-
DB Credit Facility	157,000	-	-	157,000	-
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2024 and December 31, 2023:

	Par Value as of
	September 30, 2024	December 31, 2023
Delayed draw loan commitments	$54,880	$27,110
Revolving loan commitments	18,078	4,888
Total unfunded commitments	$72,958	$31,998

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
As additional consideration, with respect to any Warehoused Asset that is a loan, remaining unfunded commitment or any portion of the foregoing held by the Facility Provider for greater than or equal to nine months (such date, the “Incremental Pricing Date”), the Company may have paid, at the time of purchase, an additional amount, depending on the Facility Provider’s holding period of such Warehoused Asset beyond the Incremental Pricing Date, of the par value or unfunded amount, as applicable, of such loan, such remaining unfunded commitment or such portion of the foregoing. The Company has agreed to reimburse the Adviser for reasonable and documented fees and disbursements of outside legal counsel to the Financing Provider in connection with the preparation and negotiation of this Facility Agreement in an amount not to exceed $35. During the three and nine months ended September 30, 2024, $0 and $0 of outside legal expenses were incurred, respectively.
The Facility Agreement expired on June 30, 2024. During the nine months ended September 30, 2024, the Company purchased debt investments from the Financing Provider in one portfolio company for a total cost of $6,557. There were no investments purchased from the Financing Provider during the three and nine months ended September 30, 2023. The purchase price for each debt investment was calculated in accordance with the Facility Agreement. As of December 31, 2023, the Financing Provider held debt investments in two portfolio companies with an amortized cost of $9,609.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
7. FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2024. Financial highlights are not required for the nine months ended September 30, 2023 as the Company had not commenced operations and had no non-affiliated stockholders.

For the Nine Months Ended September 30, 2024
Per Share Data:
Net asset value per share, beginning of period	$19.60
Net investment income (loss) (1)	0.74
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.15)
Net increase (decrease) in net assets resulting in operations	0.59
Shareholder distributions from net investment income	(0.57)
Net asset value per share, end of period	$19.62
Number of shares outstanding, end of period	9,606,809.359
Total return based on net asset value (3)	2.55%
Net assets, end of period	$188,486
Ratio to average net assets (4):
Expenses before incentive fees and waivers and reimbursements of expenses	11.12%
Expenses before incentive fees, after waivers and reimbursements of expenses	10.27%
Expenses after incentive fees, before waivers and reimbursements of expenses	11.56%
Expenses after incentive fees and waivers and reimbursements of expenses	10.72%
Net investment income (loss)	3.35%
Interest expense and credit facility fees	5.95%
Ratio/Supplemental Data:
Asset coverage, end of period	198.04%
Portfolio turnover	9.74%
Total committed capital, end of period	$505,347
Ratio of total contributed capital to total committed capital, end of period	37.59%
Weighted-average shares outstanding	6,153,923.247

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
As of September 30, 2024 and December 31, 2023, the Company had $337,876 and $423,833, respectively, of uncalled capital commitments from Stockholders, $22,500 of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
24.99% of the Company’s aggregate commitments, and $31,757 and $41,838, respectively, of which is from entities affiliated with or related to the Adviser.
Shares issued and outstanding as of September 30, 2024 and December 31, 2023 were 9,606,809.359 and 3,809,576.503, respectively. During the three and nine months ended September 30, 2023, 1,250 shares were issued. The following table summarizes activity in the number of shares outstanding from the Inception Date through September 30, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
6/16/2023	1,250.000	$25	$20.00
10/10/2023	58,326.500	1,167	20.00
11/9/2023	2,250,000.002	45,000	20.00
12/20/2023	1,500,000.001	30,000	20.00
3/26/2024	2,040,816.328	40,000	19.60
4/1/2024	253,146.256	4,962	19.60
5/6/2024	39.206	1	19.65
5/10/2024	34,351.145	675	19.65
6/3/2024	15,997.968	315	19.69
6/5/2024	607.744	12	19.69
6/27/2024	2,033,553.635	40,000	19.67
7/3/2024	72,817.895	1,432	19.67
7/8/2024	441.025	9	19.67
8/2/2024	7,880.020	155	19.67
8/5/2024	964.146	19	19.67
9/4/2024	63,233.044	1,240	19.61
9/6/2024	1,119.812	22	19.61
9/27/2024	1,272,264.632	25,000	19.65
The following table summarizes the Company's distributions declared from the Inception Date through September 30, 2024:

Declared Date	Record Date	Payment Date	Dividends per Share
5/1/2024	5/2/2024	5/6/2024	$0.02
5/30/2024	5/31/2024	6/5/2024	0.15
6/24/2024	6/25/2024	7/8/2024	0.09
7/30/2024	7/31/2024	8/5/2024	0.09
8/29/2024	8/30/2024	9/6/2024	0.10
9/25/2024	9/26/2024	10/8/2024	0.12

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following table reflects the shares issued pursuant to the dividend reinvestment program from the Inception Date through September 30, 2024:

Declared Date	Record Date	Payment Date	Shares Issued
5/1/2024	5/2/2024	5/6/2024	39.206
5/30/2024	5/31/2024	6/5/2024	607.744
6/24/2024	6/25/2024	7/8/2024	441.025
7/30/2024	7/31/2024	8/5/2024	964.146
8/29/2024	8/30/2024	9/6/2024	1,119.812
9/25/2024	9/26/2024	10/8/2024	1,720.994

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net increase (decrease) in net assets resulting from operations	$2,159	$(309)	$4,117	$(309)
Weighted average shares outstanding	8,324,224.470	1,250.000	6,153,923.247	485.000
Basic and diluted earnings (loss) per share	$0.26	$(247.01)	$0.67	$(636.16)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

Effective October 4, 2024, the Company decreased the borrowing capacity under the SMBC Credit Facility from $200,000 to $100,000. The other material terms of the SMBC Credit Facility remained unchanged.

The Adviser is sponsoring a program whereby investors who purchase shares of Common Stock from the Company between November 1, 2024 and June 30, 2025 will be granted additional shares of Common Stock.

On November 4, 2024, our Board of Directors declared a distribution for our common stock of $0.14 per share, payable on November 11, 2024 to shareholders of record as of November 4, 2024.

On November 6, 2024, the Company issued 729,378.819 shares of the Company's common stock for an aggregate offering price of approximately $14,325.

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
On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of September 30, 2024, we had received capital commitments totaling $527.8 million, $22.5 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed

24.99% of our aggregate commitments. As of September 30, 2024, we have issued 9,606,809.359 shares of our common stock, for gross proceeds of $190.0 million.
Total capital commitments as of September 30, 2024, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of September 30, 2024, VHG Capital, L.P. had purchased 889,799.612 shares of common stock for a total purchase price of $18.2 million.
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
Portfolio and Investment Activity
Portfolio Composition
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2024 and December 31, 2023. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

	As of September 30, 2024	As of December 31, 2023
Number of investments	64	24
Number of portfolio companies	28	16
Weighted average loan-to-value (“LTV”)(1)	39.2%	33.3%
Weighted average gross margin(2)	71.6%	71.6%
Weighted average EBITDA margin(3)	40.4%	40.4%
Weighted average yield to maturity (“YTM”)(4)	11.0%	10.9%
Percentage of total investment fair value
First-lien debt	98.3%	100.0%
Preferred and Other Equity	1.7%	0%
Percentage of debt investment fair value
Floating rate(5)	100.0%	100.0%
Fixed interest rate	0.0%	0.0%

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
(3) EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes three portfolio company investments where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4) YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.
(5) Primarily subject to interest rate floors.

Our investment activity for the three and nine months ended September 30, 2024 and September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Investments:
Total investments at amortized cost, beginning of period	$269,059	$-	$104,685	$-
New investments purchased	90,095	-	275,900	-
Net accretion of discount on investments	242	-	547	-
PIK interest capitalized	52	-	105	-
Investments sold or repaid	(453)	-	(22,242)	-
Total investments at amortized cost, end of period	$358,995	$-	$358,995	$-

The industry(1) compositions of the portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Automobile Parts
Automotive Parts & Equipments	5.4%	5.4%	–%	–%
Financial Services
Transaction & Payment Processing Services	4.7	4.7	–	–
Ground Transportation
Passenger Ground Transportation	5.7	5.7	–	–
Health Care Technology
Health Care Technology	2.7	2.7	4.7	4.7
Hotels, Restaurants & Leisure
Hotels, Restaurants & Leisure	2.2	2.2	–	–
Insurance
Insurance Brokers	0.5	0.5	0.3	0.3
IT Services
Data Processing & Outsourced Services	4.1	4.2	11.9	11.9
Internet Services & Infrastructure	2.7	2.7	4.7	4.6
Internet Software & Services	1.8	1.8	3.9	3.9
Systems Software	5.5	5.6	14.1	14.1
Oil, Gas and Consumable Fuel
Oil & Gas Exploration & Production	4.6	4.6	9.4	9.4
Professional Services
Data Processing & Outsourced Services	8.1	8.1	–	–
Software
Application Software	33.2	33.3	18.9	19.0
Industrial Conglomerates	5.7	5.8	8.1	7.9
Systems Software	13.1	12.7	24.2	24.2
Total	100.0%	100.0%	100.0%	100.0%
(1) The Company has used GICS® industry and sub-industry tier for the industry compositions of investments.

As of September 30, 2024 and December 31, 2023, investments consisted of the following:

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$352,931	$352,800	$104,685	$104,869
Preferred and Other Equity	6,064	5,975	-	-
Total	$358,995	$358,775	$104,685	$104,869

The weighted average investment income yields(1) for our first lien debt, based on the amortized cost and fair value were as follows:

	For the Nine Months Ended September 30, 2024		For the Year Ended December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	11.3%	11.3%	10.6%	10.6%
Total	11.3%	11.3%	10.6%	10.6%
(1) The investment income yield is calculated as (a) the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.
As of September 30, 2024, all of our first-lien debt investments were performing and current on their interest payments.
As part of the monitoring process, our Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings.” Pursuant to these risk policies, an Internal Risk Rating of 1 to 4, which ratings are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024		As of December 31, 2023
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$39,874	11.1%	$8,447	8.1%
Internal Risk Rating 2	318,901	88.9	96,422	91.9
Internal Risk Rating 3	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$358,775	100.0%	$104,869	100.0%
As of September 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 1.89 and 1.92, respectively.
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
The Facility Agreement was terminated on June 30, 2024. During the nine months ended September 30, 2024, we purchased one debt investment from the Financing Provider in one portfolio company for a total cost of $6,557. As of December 31, 2023, the Financing Provider held debt investments in two portfolio companies.
Consolidated Results of Operations
For the three and nine months ended September 30, 2024 and 2023
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful. As we did not commence investing activities until the fourth calendar quarter of 2023, there were no investments or investment income for the three and nine months ended September 30, 2023.
Investment Income
Investment income for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
First-lien debt	$8,995	$-	$18,969	$-
Total Investment Income	$8,995	$-	$18,969	$-
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024, there were no debt investments on non-accrual status.
Total investment income increased from $0 for the three months ended September 30, 2023 to $9.0 million for the three months ended September 30, 2024 due to the increase in our investment portfolio from $0 at December 31, 2023 to $359.0 million at September 30, 2024. As of September 30, 2023, there were no investments. Total investment income increased from $780 thousand for the three months ended December 31, 2023 to $9.0 million for the three months ended

September 30, 2024, primarily due to the increase in our investment portfolio from $104.7 million at December 31, 2023 to $359.0 million at September 30, 2024. Our weighted average investment income yield on total investments at amortized cost and fair value was 11.3% and 11.3%, respectively, as of September 30, 2024, and 10.6% and 10.6%, respectively, as of December 31, 2023. The increase in the weighted average yield on total investments was primarily due to the purchase of investments with higher base rates.
Net investment income after giving effect to any expenses support and waivers of expenses for the three and nine months ended September 30, 2024 and 2023 was as follows:

(In thousands)	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Total investment income	$8,995	$-	$18,969	$-
Total expenses	6,588	309	15,588	1,422
Expense support and waivers	(515)	-	(1,141)	(1,113)
Net expenses after expense support and waivers	$6,073	$309	$14,447	$309
Net investment income (loss)	$2,922	$(309)	$4,522	$(309)
Waivers and reimbursement of expenses represents the amounts reimbursed by the Adviser pursuant to the Expense Support Agreement. See Note 4, Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.
Expenses
Expenses for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Expenses:
Interest expense and credit facility fees	$3,863	$-	$8,026	$-
Offering costs	649	-	1,918	-
Professional fees	434	129	1,350	129
Administrative service fees	318	-	1,125	-
Other general and administrative expenses	344	-	1,041	-
Management fees	515	-	1,134	-
Directors fees	68	107	209	115
Insurance costs	57	58	180	70
Incentive fees	340	-	605	-
Organization costs	-	15	-	1,108
Total expenses before expense support and waivers	$6,588	$309	$15,588	$1,422
Expense support and waivers	(515)	-	(1,141)	(1,113)
Net expenses after expense support and waivers	$6,073	$309	$14,447	$309
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
The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2024	$3,000	$-	$3,000
December 31, 2023	3,000	-	3,000
For the Three and Six Months Ended September 30, 2024
Interest expense and credit facility fees represents interest and fees incurred under the Credit Facilities (defined below). Organization and offering costs include expenses incurred in the initial formation of the Company and in the offering of our common stock. Professional fees include legal, rating agencies, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include sub-administrative service fees, filing, research, subscriptions, and other costs. Sub-administrative service fees represent fees paid to State Street Bank and Trust Company pursuant to the State Street Sub-Administration Agreement. Waivers and reimbursements of expenses represent the amounts reimbursed by the Adviser pursuant to the Expense Support Agreement.
For the Three and Six Months Ended September 30, 2023
Expenses incurred for the three and nine months ended September 30, 2023 of $309 thousand and $1,422 thousand were primarily due to initial organization expenses.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three and nine months ended September 30, 2024, we recorded unrealized appreciation on 37 and 38 investments totaling approximately $390 thousand and $1,792 thousand, respectively, and unrealized depreciation on 22 and 21 investments of approximately $(970) thousand and $(2,014) thousand, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024 and 2023 were as follows:

(In thousands)	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net realized gain (loss) on investments	$-	$-	$-	$-
Net change in unrealized appreciation (depreciation) on investments	(763)	-	(405)	-
Net realized and unrealized gain (loss) on investments	$(763)	$-	$(405)	$-

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
Our obligations under the SMBC Credit Facility are secured by (a) our ability to call capital from stockholders, (b) the capital commitments and capital contributions of stockholders and (c) the bank accounts to which such capital contributions are funded into by stockholders. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act, as amended.
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
As of September 30, 2024, there was $35.3 million and $157.0 million outstanding under the SMBC Credit Facility and DB Facility, respectively, and we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 5. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of September 30, 2024 and December 31, 2023, we had $31.0 million and $61.9 million, respectively, in cash, cash equivalents and restricted cash. For the nine months ended September 30, 2024, our cash and cash equivalents balance decreased by $(30.9) million. During that period, $(254.4) million was used in operating activities, primarily due to investment purchases of $(280.3) million, offset by $22.2 million in repayments of investments in portfolio companies. During the same period, $223.4 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $113.8 million and net proceeds from secured borrowings of $115.0 million. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of September 30, 2024, asset coverage was 198.0% and the asset coverage per unit was $1,980.
The Credit Facilities consisted of the following as of September 30, 2024:

	As of September 30, 2024
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$35,250	$164,750	$136,080
DB Facility	200,000	157,000	43,000	3,044
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
Equity
As of September 30, 2024, we had $337.9 million of uncalled capital commitments from stockholders, $22.5 million of which is contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments, including $31.8 million from entities affiliate with or related to our Adviser.

	As of September 30, 2024				As of December 31, 2023
(In thousands)	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$505,347	(1)	$315,376	37.6%	$466,637	$390,445	16.3%
(1) Excludes $22.5 million of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments.
Subscriptions and Drawdowns
We have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.
Shares issued as of September 30, 2024 and 2023 were 9,606,809.359 and 1,250.000, respectively. The following table summarizes activity in the number of shares outstanding from inception through September 30, 2024:

Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
6/16/2023	1,250.000	$25	$20.00
10/10/2023	58,326.500	1,167	20.00
11/9/2023	2,250,000.002	45,000	20.00
12/20/2023	1,500,000.001	30,000	20.00
3/26/2024	2,040,816.328	40,000	19.60
4/1/2024	253,146.256	4,962	19.60
5/6/2024	39.206	1	19.65
5/10/2024	34,351.145	675	19.65
6/3/2024	15,997.968	315	19.69
6/5/2024	607.744	12	19.69
6/27/2024	2,033,553.635	40,000	19.67
7/3/2024	72,817.895	1,432	19.67
7/8/2024	441.025	9	19.67
8/2/2024	7,880.020	155	19.67
8/5/2024	964.146	19	19.67
9/4/2024	63,233.044	1,240	19.61
9/6/2024	1,119.812	22	19.61
9/27/2024	1,272,264.632	25,000	19.65
Dividends and Distributions
To the extent that we have taxable income available, we intend to make quarterly distributions to our stockholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to stockholders is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
We have adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, stockholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.
The following table summarizes the Company’s distributions declared from inception through September 30, 2024:

Declared Date	Record Date	Payment Date	Dividends per Share
5/1/2024	5/2/2024	5/6/2024	$0.02
5/30/2024	5/31/2024	6/5/2024	0.15
6/24/2024	6/25/2024	7/8/2024	0.09
7/30/2024	7/31/2024	8/5/2024	0.09
8/29/2024	8/30/2024	9/6/2024	0.10
9/25/2024	9/26/2024	10/8/2024	0.12
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through September 30, 2024:

Declared Date	Record Date	Payment Date	Shares Issued
5/1/2024	5/2/2024	5/6/2024	39.206
5/30/2024	5/31/2024	6/5/2024	607.744
6/24/2024	6/25/2024	7/8/2024	441.025
7/30/2024	7/31/2024	8/5/2024	964.146
8/29/2024	8/30/2024	9/6/2024	1,119.812

Contractual Obligations
We have entered into an Investment Advisory Agreement with the Adviser pursuant to the 1940 Act to provide us with investment advisory services, and an Administration Agreement with the Administrator to provide us with administrative services. For more information about payments for services provided under these agreements, see Note 4. Related Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
The following tables show the contractual maturities of our Credit Facilities as of September 30, 2024:

	Payments Due by Period As of September 30, 2024
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$35,250	$-	$35,250	$-	$-
DB Credit Facility	157,000	-	-	157,000	-
Off-Balance Sheet Arrangements
In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2024, or December 31, 2023, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2024 and December 31, 2023:

	Par Value as of
(In thousands)	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$54,880	$27,110
Unfunded revolving commitments	18,078	4,888
Total unfunded commitments	$72,958	$31,998
Warehousing Transaction
The Facility Agreement was terminated on June 30, 2024. During the nine months ended September 30, 2024, we purchased the entire commitment and par balance outstanding on Enverus Holdings Inc. for $6.6 million from the Financing Provider.
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
As of September 30, 2024, due to the expiration of the Facility Agreement, the Facility Provider did not hold any debt investments. As of December 31, 2023, the Warehoused Assets had $2.7 million, respectively, of unfunded commitments on revolvers and delay draw term loans. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us and certain of our affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Finally, the Adviser is sponsoring a program whereby investors who purchase shares of Common Stock from the Company between November 4, 2024 and June 30, 2025 will be granted additional shares of

Common Stock. See Note 4. Related Party Transactions, to the consolidate financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Recent Developments
On November 4, 2024, the Company declared a dividend for our common stock of $0.14 per share, payable on November 11, 2024 to stockholders of record as of November 4, 2024.

Effective October 4, 2024, the Company decreased the borrowing capacity under the SMBC Credit Facility from $200.0 million to $100.0 million. The other material terms of the SMBC Credit Facility remained unchanged.

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
As of September 30, 2024 and December 31, 2023, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024 and December 31, 2023. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of September 30, 2024 and December 31, 2023. Interest expense on the Credit Facilities is calculated using the interest rate as of September 30, 2024 and December 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024 and December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).
Based on our September 30, 2024 consolidated statements of assets and liabilities, the following table shows the annualized net interest income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$16,831	$5,903	$10,927
-200 Basis Points	14,978	5,037	9,941
-300 Basis Points	13,125	4,171	8,954
+100 Basis Points	20,536	7,636	12,900
+200 Basis Points	22,388	8,502	13,887
+300 Basis Points	24,241	9,368	14,873

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2024, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K, filed with the SEC on March 8, 2024, and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2024 (the “Q2 10-Q”). There have been no material changes from the risk factors disclosed in the Form 10-K or Q2 10Q, as applicable.

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
*Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vista Credit Strategic Lending Corp.
Date: November 8, 2024	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: November 8, 2024	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer