Form 10-K
period 2024-12-31
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2025-03-14
CIK 1919369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Common stock, par value $0.01
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant`s shares of common stock. As of March 13, 2025, the registrant had 13,934,837 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Parts of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	27

Item 1B.	Unresolved Staff Comments	66

Item 1C.	Cybersecurity	66

Item 2.	Properties	68

Item 3.	Legal Proceedings	68

Item 4.	Mine Safety Disclosures	68

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	68

Item 6.	Reserved	70

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	70

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	84

Item 8.	Consolidated Financial Statements and Supplementary Data:	86

	Report of Independent Registered Public Accounting Firm	87

	Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	88

	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	89

	Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	90

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	91

	Consolidated Schedules of Investments as of December 31, 2024 and 2023	93

	Notes to Consolidated Financial Statements	99

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	119

Item 9A.	Controls and Procedures	119

Item 9B.	Other Information	119

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	119

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	119

Item 11.	Executive Compensation	119

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	120

Item 13.	Certain Relationships and Related Transactions, and Director Independence	120

Item 14.	Principal Accountant Fees and Services	120

PART IV

Item 15.	Exhibit and Financial Statement Schedules	121

Item 16.	Form 10-K Summary	122

Signatures		123

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company (as defined below), our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a regulated investment company (a “RIC”) and as a business development company;
•regulations governing our operations as a business development company and RIC that impact our ability to raise capital or borrow for investment purposes;
•the impact of global economic, political and market conditions, including the risks of changing regulatory environments, tariffs, and trade disputes, inflation and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies;
•the impact of adverse developments affecting the financial services and banking industries;
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
PART I.
In this Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and “Company” refer to Vista Credit Strategic Lending Corp., incorporated under the laws of the State of Maryland, and its consolidated subsidiaries;
•the term “Vista” refers to Vista Equity Partners, together with its affiliates, including Vista Credit Partners, L.P.;
•the terms “Adviser” and “Administrator” refer to Vista Credit BDC Management, L.P., our investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly owned and consolidated subsidiary of Vista;
•“SMBC Credit Agreement” refers to the agreement, as amended, governing our revolving credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”);
•“DB Credit Agreement” refers to the agreement, as amended, governing our revolving credit facility (the “DB Credit Facility”) with Deutsche Bank AG (“DB”), which was entered into on June 26, 2024 by and among DB and VCSL Funding I LLC (“VCSL Funding”), a direct wholly-owned subsidiary of the Company;
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 1. BUSINESS
General
We were formed on March 15, 2022 as a corporation under the laws of the State of Maryland. We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have also elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying” assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that primarily consist of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities. Our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. To achieve our investment objective, we leverage an extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
We invest in “middle-market companies,” which we define to generally mean companies with EBITDA of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high-yield and syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). Our target credit investments will typically have maturities between three and seven years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.
We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment. Under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (loans, bonds and other credit instruments). Our credit investments typically consist of first-lien, unitranche, and second-lien debt facilities, and may include mezzanine debt, any of which may be “covenant-lite” (i.e., loans that do not have a complete set of financial maintenance covenants).
We are conducting private offerings (the “Private Offering”) of shares of our common stock, par value $0.01 per share (our “Common Stock”), to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”) and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration and whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s net asset value per share. We sell our shares of Common Stock on a continuous monthly basis at a price per share equal to our net asset per share. In our perpetual-life structure, we may offer holders of our Common Stock (our “Stockholders”) an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any shares of our common stock in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we are not obligated by our charter (as amended and restated, the “Charter”) or otherwise to effect a liquidity event at any time.
Share Repurchase Program; Liquidity Options

Beginning in the first quarter of 2025, and at the sole discretion of the Board of Directors, we intend to commence a share repurchase program in which we intend to repurchase, in each quarter, up to 5.0% of Common Stock outstanding as of the close of the previous calendar quarter, at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable quarter; provided that tendered shares of Common Stock that have not been outstanding for at least two years (one year with respect to shares of Common Stock issued pursuant to subscription agreements accepted prior to November 1, 2024) may be subject to an early repurchase fee of up to 2% of such shares’ net asset value. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be canceled and thereafter will be authorized and unissued shares.
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
Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of

(i) the last day of the first fiscal year in which our annual gross revenues equal or exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.
Distribution Reinvestment Plan
We have adopted an “opt out” distribution reinvestment plan that provides for reinvestment of our distributions on behalf of our Stockholders, unless a Stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution, then Stockholders who do not “opt out” of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Stockholders can elect to “opt out” of our distribution reinvestment plan in their Subscription Agreements.
There are no brokerage charges or other charges to Stockholders who participate in the plan. The plan administrator’s fees are paid by us.
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
Vista
Vista was formed in 2000 to pursue buyout transactions of enterprise software businesses and technology-enabled solutions companies. Since its founding, Vista has expanded both its personnel and product offerings. As of December 31, 2024, Vista, together with the Vista Value Creation Team (“VCT”), has over 770 employees, including over 225 investment professionals and over 100 VCT professionals. Vista manages a series of private equity funds pursuing buyout and strategic growth equity investments, a permanent capital fund that principally invests in operationally mature enterprise software businesses, credit funds which generally invest in the credit of enterprise software, data and technology-enabled companies and public equity market funds primarily focused on publicly traded securities, derivatives and similar instruments.
As Vista and the enterprise software, data and technology-enabled sector continued to grow, Vista Credit Partners, L.P. (“Vista Credit Partners” or “VCP”) was established in 2013 to help Vista expand into new, distinct and complementary investment strategies and further capitalize on Vista’s knowledge of software businesses, their operations and the software market. Vista believes that historically, software companies were capitalized primarily with equity because traditional lenders were reluctant to invest in a sector where they have limited investment experience and lack expertise. As both the VCP platform and overall credit market for enterprise software, data and technology-enabled businesses have developed and matured, the VCP Investment Team (as defined below) continues to seek to implement its specialized investment strategy across multiple markets.
As of December 31, 2024, Vista had over $100 billion in assets under management. Vista’s assets under management (“AUM”) generally represents the net asset value (“NAV”) of assets Vista manages based on U.S. generally accepted accounting principles plus unfunded commitment amounts as of the measurement date. NAV refers to the fair value of the assets of a fund less the liabilities of a fund. Vista’s AUM figures do not include assets held in certain employee contribution vehicles. Globally, Vista is one of the largest and most active investment firms dedicated to investing in the enterprise software, data and technology-enabled solutions sector, having invested in excess of $60 billion in over 490 enterprise software, data and technology-enabled solutions companies through September 30, 2024.
The Adviser and Administrator - Vista Credit BDC Management, L.P.
Vista Credit BDC Management, L.P. serves as our investment adviser pursuant to the investment advisory agreement entered into on June 16, 2023 between us and the Adviser (the “Investment Advisory Agreement”). The Adviser

also serves as our administrator pursuant to the administration agreement also entered into on June 16, 2023 between us and the Adviser (the “Administration Agreement”). The Adviser is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of the Board of Directors, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Adviser is an affiliate of Vista Credit Partners. Vista Credit Partners is the credit platform of Vista and leverages Vista’s extensive domain expertise, resources, market presence and proprietary investment acumen built on more than 22 years of successful investing experience in software-focused businesses to capitalize on credit investment opportunities in the growing enterprise software, data and technology-enabled businesses sector.
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
Investment Advisory Agreement
On June 16, 2023 we entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages our investment program and related activities.
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
For providing these services, the Adviser receives fees from us consisting of two components: a Management Fee and an Incentive Fee (both as described below). The cost of the Management Fee and the Incentive Fee will ultimately be borne by our stockholders.
The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of our net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period.

The Incentive Fee consists of two components: the investment income component (the “Investment Income Incentive Fee”), and the capital gains component (the “Capital Gains Incentive Fee”). The two components are independent of each other, with the result that one component may be payable even if the other is not.

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
The Investment Advisory Agreement provides that the Adviser and its affiliates’ respective officers, managers, partners, agents, employees, controlling persons, members and any other person affiliated with the Adviser, including its general partner, are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except where attributable to criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement.
Administration Agreement
On June 16, 2023, we entered into the Administration Agreement with its Adviser. Under the terms of the Administration Agreement the Adviser performs, or oversees the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to Stockholders and the Board of Directors and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which we are required to provide such assistance, assisting us in determining and publishing (as necessary or appropriate) our net asset value and overseeing the preparation and filing of our tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We reimburse the Adviser (and/or one or more of its affiliates) for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and we will reimburse the Adviser (or relevant affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Adviser. We bear our allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the officers who provide operational, administrative, legal, compliance, finance and accounting services thereunder; their respective staffs; and other professionals who are employed by any of the Adviser’s affiliates that provide services to us, and that assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals.
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

Expense Support and Conditional Reimbursement Agreement
We entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser on June 16, 2023, pursuant to which the Adviser may elect to pay certain of our expenses on our behalf (“Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees. As of December 31, 2024, the Adviser has elected to pay $3.0 million of the Company’s organization and offering expenses pursuant to the Expense Support Agreement. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
Our obligation to make a Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of December 31, 2024, we have recognized a liability in the amount of $3.0 million with respect to Reimbursement Payments owed to the Advisor under the Expense Reimbursement Agreement included in Due to Adviser in the accompanying Consolidated Statements of Assets and Liabilities. The Reimbursement Payment for any calendar quarter will be paid by us to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than 45 days after the end of such calendar quarter.
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
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers are employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The VCP Investment Team will focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Adviser for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement and the Investment Advisory Agreement, including our allocable portion of the cost of our officers and their respective staffs.

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
In addition to its defensive characteristics, the enterprise software, data and technology-enabled businesses sector also serves virtually every end market, creating significant inherent end-market diversity within the target investment base. Many businesses in the sector tend to focus vertically and provide solutions that cater specifically to a given end market. We believe this focus and history of providing differentiating solutions based on a specific end market has led to their stability and longevity, as we believe that these businesses offer their customers attractive, industry-specific capabilities and functionality that are difficult to replace or substitute. Horizontally focused software-enabled services will typically have their own inherent industry diversification as they optimize specific workflows and then monetize this “better solution” across numerous customers in all several industries. We believe this combination of end-market and end-customer diversification should serve to limit any single industry concentration risk or correlation with a key macro driver, such as a given commodity price or percentage share of consumer spending.
Proprietary and Differentiated Sourcing Model
The VCP Investment Team maintains extensive direct sourcing relationships across multiple channels, including directly with the management teams of companies, private equity sponsors and venture capital/growth equity firms, and also sources a meaningful number of opportunities through proprietary relationships or direct referrals from investment team members across the broader Vista platform. Across its history, VCP has benefited from referrals from other Vista colleagues for FounderDirect Lending, a part of Vista’s lending strategy that offers first-lien loans (with some equity component) directly to founder-run enterprise software companies, or transactions that are structured as first-lien loans (with some equity component). Since 2011, Vista has evaluated over 18,000 enterprise software, data and technology-

enabled solutions company investment opportunities (as of September 30, 2024). We believe that this scale and breadth afford us the capability to source and identify far more opportunities for us than would otherwise be possible if we were a standalone credit manager.
As of December 31, 2024, Vista has over 225 investment professionals focused on enterprise software and software-related businesses; we believe that VCP, together with other teams across the Vista platform, equates to one of the largest software vertical sourcing capabilities when compared to any other private equity or private credit manager. Importantly, the VCP Investment Team also directly engages in dedicated venture capital and growth equity origination. As a result, VCP leverages a sourcing channel that is unique amongst private credit firms which traditionally rely solely on relationships with banks, venture capital firms, and sponsors.
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
Sponsor Market Opportunity
We believe there is a large pool of committed but uninvested private equity capital for technology and software-enabled companies. We believe this substantial pool of investment capital will drive strong levels of sponsor-led buyout activity, which, in turn, will fuel demand for private credit.
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
Sourcing
The VCP Investment Team maintains and develops direct sourcing relationships across key channels, including directly with the management teams of companies, private equity sponsors and venture capital/growth equity firms. VCP employs senior professionals focused exclusively on sourcing and structuring new investment ideas from private equity firms as well as venture capital and growth equity firms, who increasingly are looking for creative capital partners in follow-on financing events that can deliver differentiated financing products to later-stage growth companies. Since inception, VCP has closed transactions with approximately 70 private equity sponsors.
To complement the VCP Investment Team’s direct sourcing and market coverage models, VCP intends to source a meaningful number of opportunities for us from proprietary relationships or direct referrals from investment team members across Vista. Across its history, VCP has benefited from referrals from other Vista colleagues for FounderDirect Lending. In addition to referrals from other investment professionals within Vista, VCP leverages Vista’s network of over 960 intermediary relationships with institutions such as investment banks, financing advisors, and commercial banks to generate investment opportunities in the enterprise software, data and technology-enabled businesses sector. We believe that Vista’s investment track record has earned Vista a distinguished reputation in the software industry, which has led to high demand from institutions to work with Vista, including VCP specifically. In addition, VCP also intends to leverage Vista’s proprietary database that currently includes several thousand software companies within Vista’s target market. Since 2011, Vista has evaluated over 18,000 enterprise software, data and technology-enabled solutions company investment opportunities across market capitalizations (as of September 30, 2024).

Vista believes that proper management of material environmental, social and governance (“ESG”) considerations can help create value for its stakeholders and help develop a sustainable, long-term strategy for its companies, including us. Vista is committed to ESG risk and opportunity management and best practices and maintains a Responsible Investment Policy for all its investment platforms which is made publicly available on its website.
Underwriting
All new potential investments are initially screened by a senior member of the VCP Investment Team for fit with the investment strategy. Viable opportunities are assigned to an internal deal team that complete a preliminary review of the available materials and conduct an initial credit assessment including identification of strengths, potential risks and mitigants, key questions and an evaluation of the structure to support a decision to decline or move forward to perform more detailed diligence and analysis. Transactions are initially brought up for discussion with the Adviser screening committee (the “Adviser Screening Committee”), which is comprised of a subset of senior members of the VCP Investment

Team. The applicable deal team, together with the Adviser Screening Committee, decide whether to decline or move forward to perform more detailed diligence and analysis based on the preliminary review and findings. If the relevant deal team is supportive of the transaction, it will then commence full diligence to address the raised credit, structure and/or transaction issue(s), if any, among other typical diligence and underwriting procedures.
The underwriting and closing process typically takes three to eight weeks but may take longer depending on the size and complexity of the potential investment and the process or situation. Typical diligence often includes the participation in one or multiple management meetings or calls; review of investor presentations, investment memorandum, audits, historical financials and projection models; review of third-party diligence such as accounting reports, industry studies and/or customer calls; follow-up calls; and additional qualitative and quantitative analysis as necessary. However, the due diligence process for any particular investment varies and there can be no guarantee that each of the factors identified herein will be completed prior to making an investment. Upon completion of diligence, the relevant deal team will prepare a credit memorandum that summarizes the findings and makes a recommendation to the VCP Investment Committee for approval. After the VCP Investment Committee issues its final approval, the relevant deal team will issue a commitment in connection with the potential investment.
Structure of Investments
We seek to invest in primary issue debt financings for new platform investments, add-on acquisitions whereby the acquired companies will be integrated into existing portfolio companies, refinancings and recapitalization transactions, and may also make opportunistic purchases in the secondary market. We invest primarily in first-lien, unitranche, and second-lien debt facilities but maintain capital structure flexibility and may make investments in mezzanine debt and, in certain circumstances, preferred equity or common equity investments. A unitranche loan is a single loan that blends the characteristics of traditional first-lien, senior secured debt and traditional junior debt. We believe this flexibility allows us to make relative value investment decisions depending on the type of transaction and the credit merits of each underlying business.
The terms of the investments depend on the facts and circumstances of each transaction, market conditions and the credit attributes of a particular business. First-lien loans generally have terms of five to seven years, and second-lien and unitranche loans generally have terms of six to eight years, each typically with variable interest rates. VCP generally structures the investments to include affirmative covenants, which require certain actions on the part of the borrower, such as ongoing reporting requirements, negative covenants, which restrict the borrower from taking certain actions, such as limitations on debt incurrence, liens incurrence or restricted payments, and financial maintenance covenants, which require maintaining certain financial conditions. Such covenants are designed to minimize the risk of principal loss, and will seek to prioritize capital preservation in all investments, including, without limitation, those that are equity-linked or equity-like in nature. For FounderDirect investments, VCP often obtains the opportunity to generate return in excess of contractual returns associated with its credit investment through warrant participation. These warrant shares are often “struck” at a discount to VCP’s view of enterprise value, providing attractive upside convexity.
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

Portfolio Composition
As of December 31, 2024 and 2023, the fair value of our investments was $506.6 million and $104.9 million, respectively, in 31 and 16 portfolio companies, respectively. The type, geography and industry compositions of our investments, each as a percentage of the fair value of our investments as of December 31, 2024 and 2023 were as follows:

	As of
Type - % of Fair Value	December 31, 2024	December 31, 2023
First-lien debt	98.8%	100.0%
Preferred equity	0.9	-
Other equity	0.3	-
Total	100.0%	100.0%

	As of
Type - % of Fair Value of First-Lien Debt	December 31, 2024	December 31, 2023
Floating	100.0%	100.0%
Fixed	-	-
Total	100.0%	100.0%

	As of
Industry - % of Fair Value	December 31, 2024	December 31, 2023
Automobiles & Automobile Parts	5.8%	4.8%
Data & Analytics	13.9	4.8
Diversified Business Services	2.8	-
Diversified Financial Institutions & Services	3.4	-
Diversified Software	6.5	12.4
Education	-	4.8
Government & Public Service	4.4	8.0
Government, Risk & Compliance	2.9	-
Healthcare IT & Technology	3.0	9.5
Hotels, Restaurants & Leisure	3.2	-
Infrastructure Software & DevOps	3.9	-
Insurance	5.5	0.3
IT Security	3.3	-
IT Services & IT Systems Management (Ex-Security)	16.9	29.8
Media, Entertainment & Publishing	3.5	4.6
Real Estate	4.7	-
Telecom Services & IT Hardware	6.6	-
Transportation, Logistics & Supply Chain	6.4	11.6
Utilities & Utility Equipment and Services	3.3	9.4
Total	100.0%	100.0%

	As of
Geography - % of Fair Value	December 31, 2024	December 31, 2023
United States	90.8%	85.9%
Luxembourg	2.0	-
Netherlands	3.2	-
Switzerland	4.0	14.1
Total	100.0%	100.0%
See the Consolidated Schedule of Investments as of December 31, 2024 in our consolidated financial statements in Part II, Item 8, of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
Affiliated Transactions. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on exemptive relief that was granted by the SEC on July 18, 2023 to allow us to co-invest with other funds and accounts managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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
Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
Stockholders may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Vista Credit Strategic Lending Corp., Attention: Ken Burke, 50 Hudson Yards, Floor 77, New York, NY 10001.
Privacy Policy
We are committed to maintaining the confidentiality, integrity and security of personal information relating to Stockholders. The following information is provided to help Stockholders understand what personal information we may collect, how we seek to protect that information and why, in certain cases, we may share such personal information with select other parties.
Generally, we do not collect any personal information relating to our Stockholders, other than name, address, and number of shares held by the Stockholder. This information is used only so that we can service our Stockholder’s account, send annual reports, proxy statements, and other information required by law. With regard to this information, we maintain physical, electronic and procedural safeguards designed to protect the personal information of our Stockholders.

We may share certain personal information that we collect regarding a Stockholder with certain of our service providers in compliance with applicable data protection, privacy, cybersecurity and/or information security laws and regulations (collectively, the “Privacy Laws”), for example, in order to process trades or mail information to Stockholders.

In addition, we may disclose certain personal information that we collect regarding a Stockholder as required by applicable law or in connection with regulatory or law enforcement inquiries. We have prepared privacy notices (which will apply depending on the applicable Privacy Laws and are made available to Stockholders), which provide further information regarding the personal information collected and used, and the purposes for which such personal information is processed.
Reporting Obligations
We furnish our Stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Stockholders and the public may view the materials we file with the SEC through its website and on our website free of charge. The reference to our website, www.vistastrategiclending.com, is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that it has not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our Stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
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
Under the 1940 Act, we are not permitted to make distributions to our Stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.
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
For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, Stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the effectiveness of this Registration Statement. In addition, there can be no assurance that we will qualify as a publicly offered RIC for any of our taxable years. If we are not a publicly offered RIC for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fees paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years. Such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
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
Under our reinvestment of distributions policy, if a Non-U.S. Stockholder owns shares of Common Stock registered in its own name, the Non-U.S. Stockholder will have all cash distributions automatically reinvested in additional shares of Common Stock unless it opts out of the reinvestment of distributions by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See “—Distribution Reinvestment Plan.” If the distribution is a distribution of our investment company taxable income, is not designated by us as a short-term capital gains dividend or interest-related dividend and it is not effectively connected with a U.S. trade or business of the Non-U.S. Stockholder (or, if required by an applicable income tax treaty, is not attributable to a U.S. permanent establishment of the Non-U.S. Stockholder), the amount distributed (to the extent of our current or accumulated earnings and profits) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) and only the net after-tax amount will be reinvested in Common Stock. The Non-U.S. Stockholder will have an adjusted basis in the additional shares of common stock purchased through the reinvestment equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the Non-U.S. Stockholder’s account.
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
ITEM 1A. RISK FACTORS
Summary of Risk Factors
Investing in shares of our Common Stock involves a number of significant risks. Stockholders should carefully consider information found in this section and elsewhere in this Form 10-K. Some of the risks involved in investing in shares of our Common Stock include:
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
•We may borrow money, including pursuant to the SMBC Credit Agreement and DB Credit Agreement, which may magnify the potential for gain or loss and may increase the risk of investing in us.
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
•Our shares are not listed on an exchange or quoted through a quotation system, and we do not currently intend to seek such listing or quotation. We intend, but are not required, to offer to repurchase shares of Common Stock on a quarterly basis. As a result, Stockholders will have limited liquidity and may not be able to sell shares promptly, in desired quantities or at desired prices.
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
General Risks
•We have experienced and may in the future experience fluctuations in our operating results.
•We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
•Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
Risk Factors
Investments in the Company involve a high degree of risk. There can be no assurance that our investment objective will be achieved. The following considerations, along with the other information in this included in this Form 10-

K and the other reports and documents filed by us with the SEC, should be carefully evaluated before making an investment in our Common Stock. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified or which we do not currently deem material. If any of those risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value per share of Common Stock could decline, and Stockholders may lose all or part of their investment.
Risks Related to Our Business and Structure
We have a limited operating history.
We are a new entity with a limited operating history, and we have limited financial information on which a prospective investor can evaluate an investment in our Common Stock or our prior performance. Additionally, the results of any other funds and accounts managed by the Adviser or its affiliates that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. As a result, we are subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective, and the value of a Stockholder’s investment could decline substantially or become worthless.
We are a privately placed, perpetual-life BDC, and our Stockholders may not be able to transfer or otherwise dispose of our Common Stock at desired times or prices, or at all.
We are a privately placed, perpetual-life BDC. Our Common Stock may generally only be transferred with our consent, and we may grant or withhold such consent in our sole discretion. Although we expect to offer a share repurchase program on a quarterly basis beginning in the first quarter of 2025, we can offer no assurances as to whether we will do so in any particular quarter, the prices at which shares may be repurchased, or how many shares may be repurchased at any given time. Additionally, our shares are not listed for trading on a stock exchange or other securities market. Thus, there is currently not a public market for our Common Stock, and we do not currently expect that such a public market will ever develop. As a result, our Stockholders must be prepared to bear the economic risk of an investment in us for an indefinite period.
We may have difficulty sourcing investment opportunities.
We cannot assure Stockholders that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure Stockholders that we will achieve our anticipated investment pace. As a result, Stockholders will be unable to evaluate any future portfolio company investments prior to purchasing shares of our Common Stock. Additionally, the Adviser selects our investments, and our Stockholders have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Stock. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
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
We acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. We do not control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor and could decrease the value of our portfolio holdings.
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

As part of our business strategy, we have and may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. For example, we have entered into the SMBC Credit Facility and the DB Credit Facility, under which $227.2 million and $77.3 million in borrowings were outstanding as of December 31, 2024 and 2023, respectively. Holders of our indebtedness and other senior debt securities have fixed-dollar claims on our assets that are superior to the claims of our Stockholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions on our Common Stock. Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds.
Our ability to service our borrowings depend largely on our financial performance and are subject to prevailing economic conditions and competitive pressures.
We cannot assure Stockholders that we will be able to obtain additional credit at all or on terms acceptable to us, which could affect our return on capital. However, when we use leverage to finance our assets, our financing costs will reduce cash available for distributions to Stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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
Provisions in the SMBC Credit Agreement, the DB Credit Agreement, and other agreements governing other borrowings limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.
We have entered into the SMBC Credit Agreement and the DB Credit Agreement and may enter into additional credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close additional credit facilities or obtain other financing.
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
We are also subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the SMBC Credit Facility, the DB Credit Facility, or another credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.
Also, the security interests and/or negative covenants required by the SMBC Credit Facility, the DB Credit Facility, or another credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the SMBC Credit Agreement, we may not, without SMBC’s written consent:
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
•declare or pay any dividends or distributions, other than distributions required to maintain our status as a RIC; or
•repurchase any shares of our Common Stock from Stockholders, except in connection with a share repurchase program such that all shares of Common Stock repurchased do not exceed (i) 5.0% of all shares of Common Stock issued on or prior to the time of such redemption in any fiscal quarter and (ii) 15% of all shares of Common Stock on a cumulative basis.
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
•merge or consolidate with any other person; or

•declare or make payment of any distribution in respect of equity interests unless certain financial tests are complied with immediately following the distribution.
Any obligations to our creditors under our credit facilities or other borrowings, including, indirectly, the DB Credit Facility, may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. For example, our subsidiary’s obligations under the DB Credit Facility are secured by all of the assets held by such subsidiary, which include certain investments in portfolio companies included on our consolidated balance sheet. If we or our subsidiary default, we or they may be forced to sell a portion of these investments quickly and prematurely at what may be disadvantageous prices in order to meet outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
As part of certain credit facilities or other borrowings, the right to make capital calls of Stockholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. For example, our obligations under the SMBC Credit Agreement are secured by (i) our ability to call capital from Stockholders, (ii) the capital commitments and capital contributions of Stockholders and (iii) the bank accounts to which such capital contributions are funded into by Stockholders. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.
We are exposed to risks associated with changes in interest rates.

Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. While central banks began cutting their policy interest rates in the latter part of 2024, interest rates remain above recent norms. Changing interest rates could also adversely affect our performance if, for example, interest rate increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and could increase our interest expense, thereby decreasing our net income. Conversely, as interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser to incur significant time and expense to re-deploy our assets, including on terms that may not be as favorable as our existing loans.
In future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
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
To the extent that we make floating rate debt investments, elevated interest rates have the effect of increasing the interest rates applicable to our debt investments. Accordingly, an elevated interest rate environment may result in an increase in the amount of the Incentive Fee payable to the Adviser.
Also, an increase in interest rates available to investors could make an investment in our Common Stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our Common Stock.

We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for potential future rate increases. However, we cannot assure Stockholders that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.
We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—We may finance our investments with borrowed money, which will magnify the potential for gain or loss and may increase the risk of investing in us.”
Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and make. Many of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated OTC secondary market for institutional investors, if at all. As a result, we value these investments no less frequently than quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board of Directors. If we determine that a significant observable change with respect to one or more investments has occurred since the most recent quarter end, we will update the value for each relevant investment, which may involve seeking updated inputs such as a range of values from an independent valuation firm, where applicable. In accordance with Rule 2a-5 under the 1940 Act, our Board of Directors has designated the Adviser to serve as valuation designee. Subject to the oversight of our Board of Directors, the Adviser values our investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms, and under a valuation policy and a consistently applied valuation process. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.
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
We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
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

•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks (including on third party systems used in our business).
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our Common Stock and our ability to pay distributions to our Stockholders.
Cybersecurity risks and cyber-incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies. In addition, critical infrastructure, including projects and companies in which we invest, may attract particular interest from cyber criminals and therefore be the subject of infiltration and attack.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures to manage risks relating to these types of events, our computer systems, networks, and data, like those of other companies, could be subject to cyber-incidents. A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. Third parties, including activist, criminal, nation-state or terrorist actors, may also attempt to fraudulently induce portfolio companies or their personnel to disclose sensitive information (including passwords) in order to gain access to data, accounts, funds or other assets, or otherwise to inflict harm. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. To the extent that we and our portfolio companies, as well as the Adviser and Vista, and our or their affiliates are subject to cyber-attack or other unauthorized access is gained to our/their systems, substantial losses may occur in the form of stolen, lost or corrupted: (i) data or payment information; (ii) financial information; (iii) software, contact lists or other databases; (iv) proprietary information or trade secrets; or (v) other items. The result of these incidents may include disrupted operations, including the ability to make distributions, misstated or unreliable financial data, failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to investors (and the beneficial owners of investors), liability for stolen assets or information, regulatory penalties, increased cyber security protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology has increased, including internet or cloud-based programs, so have the risks posed to our internal and third-party information systems and the information systems of our portfolio companies, including increased risks resulting from remote working. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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

We are subject to Privacy Laws, which expose us to a number of potential regulatory and reputational risks.
We and our portfolio companies, as well as the Adviser and Vista, and our or their affiliates are subject to Privacy Laws, which include data protection, privacy, cybersecurity, and/or information security laws and regulations in the jurisdictions in which we/they do business (collectively, the “Privacy Laws”).
Compliance with applicable Privacy Laws may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources which may increase over time.

Failure to comply with the Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage. For example, failure to comply with the General Data Protection Regulation (EU 2016/679) (the “EU GDPR”), the EU GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”), could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million in respect of the EU GDPR / £17.5 million in respect of the UK GDPR (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), liabilities from third-party claims and reputational damage.

Our operations and investments in particular will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the EU GDPR and UK GDPR, where such laws focus on privacy as an individual right in general.

For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General may also impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.

Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering enacting laws and regulations similar to the CCPA, CPRA, EU GDPR, and UK GDPR, which may impose similarly significant costs, potential liabilities and operational and legal obligations. Further, our portfolio companies and/or each of our affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities.

We may use artificial intelligence and other machine learning technologies in our business operations, which subjects us to a number of potential privacy, reputational and regulatory risks.

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”) pose risks to us and our portfolio investments. While we could utilize Machine Learning Technology in connection with our business activities, including investment activities, we intend to periodically evaluate and/or adjust internal policies governing the use of Machine Learning Technology by our personnel. Notwithstanding any such policies, personnel, executive officers, industry specialists, and other persons associated with us, our Adviser, or Vista or any of their respective affiliates could, unbeknownst to us, utilize Machine Learning Technology in contravention of such policies. We and our portfolio companies could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to us, also use Machine Learning Technology in their business activities. We will not be in a position to control the use of Machine Learning Technology in third-party products or services, including those provided by our and our affiliates’ service providers.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information, including material non-public information, either by third parties in contravention of non-disclosure agreements, or by our or the Adviser’s personnel, advisors and affiliates in contravention of our policies, contractual or other obligations or restrictions to which any of the foregoing or any of their affiliates or representatives are subject to, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information). By inputting data into Machine Learning Technology applications, such confidential information may become part of a dataset that is accessible by other third-party Machine Learning Technology applications and users. Further, some Machine Learning Technology scenarios may present ethical issues. For example, if we use, enable or offer Machine Learning Technology that are controversial because of their impact on human rights, privacy, employment or other social issues, we may experience brand or reputational harm.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the models that Machine Learning Technology utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could be inadequate, biased or otherwise flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that we and our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us and our portfolio investments. Conversely, to the extent our competitors and their portfolio companies utilize Machine Learning Technology more extensively than we and our portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use and development of Machine Learning Technology, which could adversely affect us, our portfolio companies and/or our affiliates and their businesses. For example, in the EU, the EU Artificial Intelligence Act, which came into force on August 1, 2024, will incrementally become effective through August 2, 2026 and beyond. It has extra-territorial application and imposes significant potential maximum penalties for non-compliance—in the worst cases, up to the greater of: (i) €35 million; and (ii) 7% of an entire group’s total annual worldwide turnover. In addition, intellectual property ownership issues, licensing and privacy rights surrounding Machine Learning Technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us or our portfolio companies to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. For example, the U.S. Federal Trade Commission initiated multiple AI-related inquiries in 2023 and 2024 and sent requests to technology companies seeking additional information about their AI usage and policies.

Risks Related to the Adviser and its Affiliates
Our ability to achieve our investment objective depends on the Adviser’s ability to manage and support our investment process.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of the Adviser and Vista to achieve our investment objective. The Adviser will evaluate, negotiate, structure, execute, monitor and service our investments. Our success will depend to a significant extent on the continued service and coordination of the Adviser, including its key professionals. We cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us and/or the Adviser. The departure of a significant number of key professionals from the Adviser could have a material adverse effect on our ability to achieve our investment objective. The Adviser also depends upon investment professionals to obtain access to deal flow generated by VCP. Further, the market for qualified professionals is extremely competitive across levels and areas of expertise, and the Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. There has been a shift to a hybrid work model. If there is a further shift to a longer-term hybrid or fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which the Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals. Additionally, if the Adviser requires professionals to work from and maintain a close proximity to its offices, then it may experience difficulty in recruiting and retaining qualified investment professionals.
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
We and certain of our affiliates have received exemptive relief from the SEC that we rely on to permit us to co-invest with other funds and accounts managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and is consistent with our investment objective and strategies and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.
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
We operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.
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

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. We have incurred indebtedness, including pursuant to the SMBC Credit Agreement and DB Credit Agreement, and may incur additional indebtedness in the future. To the extent of our indebtedness, and if we issue senior securities, we are and will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities also is limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to Stockholder dilution.
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
We have in the past, and may in the future, borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In addition, we anticipate that as market conditions permit, we may collateralize or securitize our loans to generate cash for funding new investments. Certain of our loans have been collateralized pursuant to the DB Credit Facility, under which we have formed a wholly owned subsidiary and secured amounts borrowed under the DB Credit Facility with assets owned by this subsidiary. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.
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

Our primary investment strategy is to invest in companies in the middle-market enterprise software, data and technology-enabled businesses. Such portfolio companies face intense competition as their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs and frequent introductions of new products and services.
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
Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the first out tranche is paid. We intend to participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans. In connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.
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
In addition, most debt securities in which invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk bonds.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient, or if the portfolio company has debt that ranks equally with, or senior to, our investments.
To attempt to mitigate credit risks, we generally take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

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
The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of commodity-based transactions, recordkeeping requirements, mandatory margining of certain OTC derivatives and mandatory central clearing and SEF (or “swap execution facility”) execution of certain OTC derivatives. At present, certain interest rate derivatives and index credit derivatives are subject to mandatory central clearing and SEF execution. Taken as a whole, these changes could significantly increase the cost of using OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-

derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.
Our use of exchange-traded and/or OTC derivatives may involve additional regulatory risk.

Derivatives are financial instruments that have a value that depends upon, or is derived from, the value of one or more underliers, such as securities, pools of securities, indexes or currencies. Gains or losses involving derivative instruments may be substantial, particularly where they are used to achieve a leveraged return with respect to the underlier. Derivative instruments in which we invest may expose us to risks, including counterparty credit risk, leverage risk, hedging risk, correlation risk, liquidity risk, funding risk, operational risk and legal and documentation risk. We may use both exchange-traded and over-the-counter (OTC) derivatives. OTC derivatives are bilateral arrangements where the counterparty to us will generally be a financial institution and we will be exposed to credit and operational risks of its counterparty. For derivatives that are traded on an exchange or cleared through a clearinghouse, we will be exposed to the credit and operational risks of both the exchange or clearinghouse as well as the broker/clearing member that acts as an intermediary between us and the exchange or clearinghouse. Derivatives markets are now subject to extensive regulation in a number of jurisdictions, which is continuing to be implemented, including (a) pursuant to Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories (EMIR), Directive 2014/65/EU of the European Parliament and of the Council on markets in financial instruments (MIFID II) and Regulation (EU) No 600/2014 of the European Parliament and of the Council of 15 May 2014 on markets in financial instruments (MIFIR), including as implemented in the United Kingdom pursuant to applicable legislation, and retained and amended from time to time and (b) in the U.S. under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Regulatory obligations applicable to parties to derivative contracts include the mandatory clearing of certain classes of OTC derivative contracts and mandatory collateral exchange for certain uncleared derivatives as well as reporting requirements and other transparency obligations. The cost to parties of complying with such regulations may increase the costs of derivative transactions to us and may reduce liquidity in the derivatives markets. The increased costs may affect our performance and therefore the return to investors.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a “limited derivatives user” will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. We intend to operate and qualify as a “limited derivative’s user” and will adopt compliance policies to monitor our derivatives exposure under Rule 18f-4.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments are, we expect will continue to be in the future, focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

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
In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Adviser, as valuation designee for our Board of Directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
Because the Common Stock is registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Common Stock will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, stockholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining its filing obligations and preparing the filings. In addition, stockholders who hold more than 10% of a class of our equity securities may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of our profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.
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
The European Commission published proposals for a Directive to amend AIFMD (“AIFMD II”) in November 2021. Proposed changes include: (i) minimum substance considerations that EU regulators will need to take into account during the AIFM authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to the delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or revised EU list of non-cooperative tax jurisdictions. On July 20, 2023, the Council of the European Union and the European Parliament announced that they had reached provisional agreements on AIFMD II, with technical negotiations completed in November 2023. AIFMD II is required to be implemented by EU Member States in 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having AML and/or tax failings.
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
Subject to the discretion of our Board of Directors and applicable legal restrictions, we intend to declare and pay cash distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure Stockholders that we will achieve investment results that will allow us to make a consistent level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. All distributions are and will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure Stockholders that we will pay distributions to our Stockholders in the future.
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
Our shares are not listed on an exchange or quoted through a quotation system and we do not currently intend to seek such listing or quotation. We intend, but are not required, to offer to repurchase shares of Common Stock on a quarterly basis. As a result, Stockholders will have limited liquidity and may not be able to sell shares promptly, in desired quantities or at desired prices.
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
We anticipate that liquidity for a Stockholder’s shares of Common Stock will be limited to participation in a share repurchase program, which we intend to commence in the first quarter of 2025. Our Board of Directors may not approve share repurchases, and any approval is in the Board’s discretion. We cannot assure prospective investors when we will undertake a Liquidity Event or that we will undertake a Liquidity Event, including the share repurchase program. If we undertake a Liquidity Event, we cannot assure prospective investors of the share price at which such Liquidity Event would be consummated. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors the Board of Directors will consider in determining whether to initiate a Liquidity Event, including a share repurchase program. We will notify Stockholders of such developments (i) in our quarterly reports or (ii) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the 1934 Act. In addition, under the share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases.
The share repurchase program may not be for a sufficient number of shares of Common Stock to meet a Stockholder’s request for share repurchases and we have no obligation to maintain such program. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount (which we intend to limit to no more than 5.0% of Common Stock outstanding as of the close of the previous calendar quarter), repurchases of shares of Common Stock would generally be made on a pro rata basis (based on the number of such shares put to us for repurchases), not on a first-come, first-served basis. Further, we will have no obligation to repurchase our Common Stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law or noncompliance with applicable covenants and restrictions under our financing arrangements and other regulatory restrictions. These limits may prevent us from accommodating all repurchase requests made in any quarter.
In addition, if we offer, and a Stockholder chooses to participate in, a share repurchase program, such Stockholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of our Common Stock will be on the repurchase date. Although we expect to offer a Stockholder the ability to withdraw a repurchase request prior to the repurchase date, to the extent a Stockholder seeks to sell shares to us as part of a share repurchase program, the Stockholder will be required to do so without knowledge of what the repurchase price of our Common Stock will be on the repurchase date. Any such repurchases will be at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable month. As a result, the price at which we repurchase Common Stock may be greater or less than the price at which the Common Stock was purchased. As a result, the share repurchase program should not be relied upon as a method to sell shares promptly or at a desired price.

The price at which we may repurchase shares pursuant to the share repurchase program will be determined in accordance with our valuation procedures and, as a result, there may be uncertainty as to the value of our Common Stock.
Since shares of our Common Stock are not publicly traded, and we do not intend to list our Common Stock on a national securities exchange, the fair value of our Common Stock may not be readily determinable. Any repurchase of shares of Common Stock pursuant to our share repurchase program will be at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable month, as determined in accordance with our valuation procedures. Inputs into the determination of fair value of our Common Stock require significant management judgment or estimation.
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
Our Charter, as well as certain statutory and regulatory requirements, contains certain provisions that may have the effect of discouraging a third party from attempting to acquire us. The Board of Directors is divided into three classes of directors serving staggered three-year terms, which could prevent Stockholders from removing a majority of directors in any given election. The Board of Directors may, without Stockholder action, authorize the issuance of shares of stock in one or more classes or series, including shares of preferred stock; and the Board of Directors may, without Stockholder action, amend our Charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series that we have authority to issue, including the Common Stock. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our Common Stock the opportunity to realize a premium over the value of shares of our Common Stock.
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
There also is a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our Common Stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of Common Stock and may at times have disproportionate influence over our affairs.
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
Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, other than any action arising under federal securities laws, including, without limitation, (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers to us or to the Stockholders, or (iii) any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the MGCL, the Charter or the Bylaws; or (b) any other action asserting a claim against us or any of our directors or officers that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. None of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. This exclusive forum provision, which does not apply to claims arising under the federal securities laws, may limit a Stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us and our directors and officers or may cause a Stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the Stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.
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
We may be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To qualify for and maintain RIC tax treatment under the Code, we generally must meet the following annual distribution, income source and asset diversification requirements, among other requirements. See “Item 1(c). Description of Business — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally requires that we distribute to our Stockholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by disbursing distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular U.S. corporate income tax rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay income and/or excise taxes or (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on all our taxable income (including gains) regardless of whether or not such income and gains are distributed to stockholders.
The income source requirement generally requires that we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities or other income derived from the business of investing in stock or securities.
The asset diversification requirement generally requires that we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
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
General Risks
We have experienced and may in the future experience fluctuations in our operating results.
We have experienced and may in the future experience fluctuations in our operating results due to a number of factors, some of which may be beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of an investment in us and our ability to pay distributions to our Stockholders.
We will expend significant financial and other resources to comply with the requirements of being a reporting entity under the 1934 Act.
As a BDC, we are subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior to June 30th; and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We take advantage of such extended transition periods.

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

Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, terrorism, risks related to a change in presidential administration in the U.S. and associated shifts in global trade, immigration, regulatory and other policies, conflicts, including the conflict between Russia and Ukraine, and social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things, (i) increased volatility in the financial markets for securities, derivatives, loans, credit and currency; (ii) a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); (iii) greater fluctuations in spreads on debt investments and currency exchange rates; (iv) increased risk of default (by both government and private obligors and issuers); (v) further social, economic and political instability; (vi) nationalization of private enterprise; (vii) greater governmental involvement in the economy or in social factors that impact the economy; (viii) changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; (ix) limitations on the activities of investors in such markets; (x) controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; (xi) the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); (xii) unavailability of currency hedging techniques; (xiii) substantial and, in some periods, extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; (xiv) recessions; and (xv) difficulties in obtaining and/or enforcing legal judgments.
For example, the U.S. has recently experienced significant levels of inflation that have not been seen in several decades. In addition, the general levels of indebtedness carried by certain governments is high and one of the consequences of an extended period of a higher than desired level of inflation is debt erosion, which may reduce the economic cost in real terms of payment obligations and disincentivize governments to deal with inflation. Moreover, actions by the Federal Reserve and other central bankers may have a significant effect on interest rates and on the U.S. and world economies generally. Although interest rates in the U.S. have recently decreased and may decrease further, the timing and impact of interest rate changes are uncertain. If inflation is not adequately handled or interest rates experience significant volatility, it may affect the performance of our portfolio companies.
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
Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the prolonged economic impact of COVID-19, the uncertain relationship between the United States and other countries, including China, with respect to trade policies, treaties and tariffs, the conflict between Russia and Ukraine, and imposition by the U.S. and other countries of sanctions or other restrictive actions against Russia, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
We are subject to risks related to ESG matters.

Vista maintains a Responsible Investment Policy and seeks to integrate certain material ESG factors into its investment process in accordance with its policy and subject to its fiduciary duty and any applicable legal, regulatory or contractual requirements. While ESG is only one of the many factors Vista will consider in making an investment, there is no guarantee that Vista will successfully implement its Responsible Investment Policy while enhancing long-term shareholder value and achieving financial returns. For the avoidance of doubt, however, Vista does not expect to subordinate our investment returns or increase our investment risks as a result of (or in connection with) the consideration of any ESG factors.

There is growing regulatory interest, particularly in the U.S., UK and EU, in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. Vista’s ESG practices could become subject to additional regulation in the future.

Conversely, anti-ESG sentiment has also gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions and pursued related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. Vista’s ESG program, DEI initiatives and Vista could become subject to additional regulation, and/or risk of regulatory scrutiny, penalties, or enforcement in the future, and Vista cannot guarantee that its current approach (including the Responsible Investment Policy) or our investments will be able to comply with future reporting frameworks, regulatory requirements or best practices, or predict the manner in which any such future requirements (including any enforcement with respect thereto) could affect our investments, including with respect to future administrative burdens and costs.

Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could expose Vista, us or our Adviser to additional compliance obligations, the risk of antitrust investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm, or require certain investors to divest or discourage certain investors from investing in us.
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

Vista has an Incident Response Plan which guides the actions to be taken in the event of a suspected or confirmed cybersecurity incident. The plan includes processes to triage, investigate, contain, and remediate the incident, and is designed to enable compliance with applicable legal and regulatory obligations and mitigation of financial and reputational damage. The Incident Response Plan includes notification to the applicable members of cybersecurity leadership, including Vista’s Chief Information Security Officer (“Vista CISO”), and, as appropriate, escalation to an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on the nature of the incident, the incident may also be reported to Vista’s Executive Committee, as well as to our Audit Committee and to our full Board, if appropriate. Vista also maintains a Business Continuity Plan, which provides procedures for maintaining the continuity of critical business processes in the event of business interruption, including any that involve cybersecurity incidents which may materially impact operations.
Vista engages with independent assessors and other third parties to validate security controls, standards, and policies, conduct annual penetration tests of networks and systems to identify threats and vulnerabilities, and assist with forensic analysis of material cybersecurity incidents. In addition, to identify and assess material risks from cybersecurity threats, Vista’s enterprise risk professionals collaborate with subject matter specialists, the Vista CISO, and Vista’s Chief Compliance Officer (“Vista CCO”), Vista’s Chief Operating Officer and Vista’s Chief Legal Officer, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.
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
Cybersecurity Governance
Cybersecurity is an important part of Vista’s enterprise risk management processes and an area of focus for the Board of Directors and management for both Vista and us. These cybersecurity risk management and strategy processes are overseen by the Data Privacy and Information Risk Committee (the “DPIRC”). The DPIRC is co-chaired by the Vista CCO and Vista’s Chief Information Officer, with members including the Vista CISO and senior representatives from Vista’s Information Security, Legal, and Human Resources departments. The Vista CISO has extensive experience in cybersecurity and technology. The Vista CISO was appointed in 2024 and has over 20 years of cybersecurity, information security, and technology services and innovation experience.
The DPIRC is responsible for implementing, reviewing and revising cybersecurity policies and directives, as well as overseeing the protection, detection and response capabilities of cybersecurity resources. In addition, the DPIRC promotes, endorses and validates Vista’s cybersecurity risk posture, reviews industry best-practices, provides strategic direction for cybersecurity matters and oversees cybersecurity training programs. The DPIRC is informed about and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, Vista’s cybersecurity risk program and the operation of the Incident Response Plan and Business Continuity Plan and works in coordination with Vista’s internal information technology departments to, among other things, implement, review and revise the policies underlying its cybersecurity program. Additionally, Vista’s Enterprise Risk Committee receives quarterly information security updates from the Vista CISO.
The Board is responsible for the oversight of risks, including from cybersecurity threats. At least annually, the Vista CISO provides the Board with an overview of Vista’s cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, and the Incident Response Plan, as well as the steps taken to respond to such risks. Material cybersecurity threat risks are also considered during Board meeting discussions of matters such as enterprise risk management, operational budgeting, business continuity planning, brand management and other relevant matters.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we, our executive officers, directors or the Adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or the Adviser. As of December 31, 2024, we were not subject to any material legal proceedings.
We and the Adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or the Adviser or regulatory proceedings or investigations against us or the Adviser. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2), Regulation D and Regulation S. See “Item 10. Recent Sales of Unregistered Securities” for more information. There is no public market for our Common Stock currently, and we do not currently expect that one will develop.
Because shares of our Common Stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our shares of Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares of Common Stock are registered under applicable securities laws or specifically exempted from registration (in which case the Stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 14, 2025, there were approximately 744 holders of record of our Common stock.

Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 31, 2024 were reported in a Form 8-K filed with the SEC.
Distributions
To the extent that we have taxable income available, we generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by the Board of Directors in its sole discretion. Dividends and distributions to Stockholders are recorded on the applicable record date. The amount to be distributed is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
We have elected to be treated, and to qualify annually thereafter, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain U.S. federal excise taxes imposed on RICs, we intend to distribute during each calendar year an amount equal to at least the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
We have adopted an “opt out” distribution reinvestment plan that will provide for reinvestment of our distributions on behalf of our Stockholders, unless a Stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution, then Stockholders who do not “opt out” of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Stockholders can elect to “opt out” of our distribution reinvestment plan in their Subscription Agreements.
There are no brokerage charges or other charges to Stockholders who participate in the plan. The plan administrator’s fees are paid by us.
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
The following table presents our monthly regular distributions that were declared and payable during the year ended December 31, 2024 (dollars in thousands except per share amounts). There were no distributions declared or payable during the year ended December 31, 2023.

Declared Date	Record Date	Payment Date	Distributions per Share	Distribution Amount
5/1/2024	5/2/2024	5/6/2024	$0.02	$104
5/30/2024	5/31/2024	6/5/2024	0.15	921
6/24/2024	6/25/2024	7/8/2024	0.09	554
7/30/2024	7/31/2024	8/5/2024	0.09	743
8/29/2024	8/30/2024	9/6/2024	0.10	827
9/25/2024	9/26/2024	10/8/2024	0.12	1,000
11/4/2024	11/4/2024	11/11/2024	0.14	1,345
11/29/2024	11/29/2024	12/5/2024	0.15	1,551
12/23/2024	12/24/2024	1/8/2025	0.16	1,663

ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors”. This discussion also should be read in conjunction with the section titled “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview

We were formed on March 15, 2022 as a corporation under the laws of the State of Maryland. We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of Code for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying” assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that primarily consist of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities. Our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. To achieve our investment objective, we leverage an extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
We invest in “middle-market companies,” which we define to generally mean companies with EBITDA of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high-yield and syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). Our target credit investments will typically have maturities between three and seven years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (loans, bonds and other credit instruments). Our credit investments typically consist of first-lien, unitranche, and second-lien debt facilities, and may include mezzanine debt, any of which may be “covenant-lite” (i.e., loans that do not have a complete set of financial maintenance covenants).
On June 16, 2023, Vista Credit BDC Management, L.P. (our “Adviser”) purchased 1,250.000 shares of our Common Stock at $20.00 per share, which represented the initial public offering price of such shares.
On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of Common Stock. As of December 31, 2024, we had received capital commitments totaling $543.1 million, $15.0 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments. As of December 31, 2024, we have issued 13,426,673.156 shares of our Common Stock, for gross proceeds of $265.5 million.
Total capital commitments as of December 31, 2024, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of December 31, 2024, VHG Capital, L.P. had purchased 800,452.104 shares of common stock for a total purchase price of $15.8 million.
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
Revenues
We generate revenues primarily in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain payment-in-kind (“PIK”) provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan. Our target credit investments typically have maturities between three and seven years.
Many of our debt investments typically do not fully pay down principal prior to maturity and have floating interest rates that reset on a periodic basis, usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate (“SOFR”) or an alternative reference rate which may affect our net investment income over the long term and increase the risk of losing part or all of the investment.
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

Our investment transactions also reflect the proceeds from repayment or sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Expenses
Our primary operating expenses include the payment of the management fee, incentive fee, expenses reimbursable under the agreements between us and our Adviser, including the Administration Agreement and the Investment Advisory Agreement, legal and professional fees, interest and other debt expenses, offering and organization expenses, and other operating expenses.
We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.
Portfolio and Investment Activity
Portfolio Composition
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2024 and 2023. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with third-party valuation firms and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

	As of
	December 31, 2024	December 31, 2023
Number of investments	72	24
Number of portfolio companies	31	16
Weighted average loan-to-value (“LTV”)(1)	36.5%	33.3%
Weighted average gross margin(2)	68.0%	71.6%
Weighted average EBITDA margin(3)	34.9%	40.4%
Weighted average YTM(4)	10.5%	10.9%
Percentage of total investment fair value
First-Lien Debt	98.8%	100.0%
Preferred and Other Equity	1.2%	-%
Percentage of debt investment fair value
Floating rate(5)	100.0%	100.0%
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
(2) Gross margin is calculated as gross profit divided by total revenue of the portfolio company. As of December 31, 2024 and 2023, gross margin excludes two and one portfolio company investments, respectively, where gross margin is not reported by the portfolio company.
(3) EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. As of December 31, 2024 and 2023, EBITDA margin excludes five and three portfolio company investments, respectively, where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4) YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.
(5) Primarily subject to interest rate floors.

Our investment activity for the years ended December 31, 2024 and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total investments, beginning of period	$104,685	$-
New investments purchased	431,805	104,734
Net accretion of discount on investments	820	24
PIK interest capitalized	156	-
Investments sold or repaid	(33,347)	(73)
Total investments, end of period	$504,119	$104,685

As of December 31, 2024 and 2023 investments consisted of the following:

	As of December 31, 2024		As of December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt	$498,055	$500,587	$104,685	$104,869
Preferred equity	4,732	4,740	-	-
Other equity	1,332	1,247	-	-
Total	$504,119	$506,574	$104,685	$104,869
The weighted average investment income yields(1) for the years ended December 31, 2024 and 2023 for our first-lien debt, based on the amortized cost and fair value were as follows:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt	11.0%	11.0%	10.6%	10.6%
(1) The investment income yield is calculated as the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.
As of December 31, 2024 and 2023, all of our first-lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of December 31, 2024 and 2023 in our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K for more information on our investments, including a list of companies and type and amount of investments.
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

2
Investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and/or unchanged, and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. There is no concern about repayment of both interest and our costs basis. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2.

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

4
Investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our regular valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2024 and 2023.

	As of December 31, 2024		As of December 31, 2023
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$47,953	9.5%	$8,447	8.1%
Internal Risk Rating 2	445,758	88.0	96,422	91.9
Internal Risk Rating 3	12,863	2.5	-	-
Internal Risk Rating 4	-	-	-	-
Total	$506,574	100.0%	$104,869	100.0%
As of December 31, 2024 and 2023, the weighted average Internal Risk Rating of our investment portfolio was 1.93 and 1.92, respectively.
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

During the year ended December 31, 2024, we purchased one debt investment from the Financing Provider for a total cost of $6,557. During the year ended December 31, 2023, we purchased four debt investments from the Financing Provider for a total cost of $29.2 million.

Consolidated Results of Operations
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets since commencing operations in the fourth quarter of 2023. As a result, year-over-year comparisons of operating results may not be meaningful.
Investment Income
Investment income for the years ended December 31, 2024 and 2023 was as follows:

(In thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
First-lien debt	$29,370	$780
Preferred stock dividends	487	-
Total Investment Income	$29,857	$780
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024 and 2023, there were no debt investments on non-accrual status.

Total investment income increased from $780 thousand for the year ended December 31, 2023 to $29.9 million for the year ended December 31, 2024 due to the increase in our investment portfolio from $104.9 million at December 31, 2023 to $506.6 million as of December 31, 2024. Our weighted average investment income yield on total investments at amortized cost and fair value was 11.0% and 11.0%, respectively, for the year ended December 31, 2024, and 10.6% and 10.6%, respectively, for the year ended December 31, 2023. The increase in the weighted average yield on total investments was primarily due to the origination of investments with higher base rates during 2024.

Net investment income after giving effect to any expense support and waivers of expenses for the years ended December 31, 2024 and 2023 was as follows:

(In thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total investment income	$29,857	$780
Total expenses	22,970	3,875
Expense support and waivers	(1,371)	(1,396)
Net expenses after expense support and waivers	21,599	2,479
Net investment income (loss)	$8,258	$(1,699)
Waivers and reimbursement of expenses represents the amounts reimbursed by the Adviser pursuant to the Reimbursement Agreement. See Note 4, Related-Party Transactions, to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for more information on the expense waivers and reimbursement of expenses.

Expenses
Expenses for the years ended December 31, 2024 and 2023 were as follows:

(In thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Expenses:
Interest expense and credit facility fees (Note 5)	$12,364	$421
Offering costs	2,049	544
Professional fees	1,842	687
Management fees (Note 4)	1,767	94
Incentive fees (Note 4)	1,490	23
Other general and administrative expenses	1,466	276
Administrative services fees (Note 4)	1,476	390
Director fees	278	196
Insurance costs	238	133
Organization costs	-	1,111
Total expenses before expense support and waivers	22,970	3,875
Expense support and waivers (Note 4)	(1,371)	(1,396)
Net expenses after expense support and waivers	$21,599	$2,479
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party. We have entered into an expense support agreement with the Adviser. The Adviser may elect to pay certain expenses on our behalf (the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or servicing fees incurred by us. Any Expense Payment that the Adviser has elected to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such election was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
The following table presents a summary of the Expense Payments and reimbursements of Expense Payments as of December 31, 2024 and 2023:

(in thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
As of December 31, 2024	$3,000	$–	$3,000
As of December 31, 2023	3,000	–	3,000
Interest expense represents interest and fees incurred under our debt facilities. Organization and offering costs include expenses incurred in the initial formation of the Company and in the offering of our Common Stock. Professional fees include legal, rating agencies, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include sub-administrative service fees, filing, research, subscriptions, and other costs. Sub-administrative service fees represent fees paid to State Street pursuant to the State Street Sub-Administration Agreement. Waivers and reimbursements of expenses represents the amounts reimbursed by the Adviser pursuant to the Expense Support Agreement.

Interest expense increased from the year ended December 31, 2023 to the year ended December 31, 2024 due to a significant increase in average debt outstanding under our debt facilities. For more information about our outstanding borrowings for the years ended December 31, 2024 and 2023, including the terms thereof, see Note 5. Borrowings, to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Offering costs are amortized over a 12-month period from the commencement of operations. Offering costs increased from the year end December 31, 2023 to the year ended December 31, 2024 as we commenced operations in the fourth quarter of 2023 and only incurred a few months of amortization expense during the year ended December 31, 2023. Organization costs are expensed as incurred, and organization costs declined from the year ended December 31, 2023 to the year ended December 31, 2024 as there were no organization costs incurred in 2024.

Management fees and incentive fees increased from the year ended December 31, 2023 to the year ended December 31, 2024 due to a significant increase in average net assets. Professional fees, the administrative service fee and general and administrative expenses all increased from the year ended December 31, 2023 to the year ended December 31, 2024 due to an increase in costs to service a growing portfolio.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the year ended December 31, 2024, we recorded unrealized appreciation on 48 investments totaling approximately $2.3 million and unrealized depreciation on 24 investments of approximately $67 thousand. Unrealized appreciation for the year ended December 31, 2024 primarily resulted from fair valuing recent originations up to or near par and an increase in fair value due to the rise in market prices of portfolio company investments.
During the year ended December 31, 2023, we recorded unrealized appreciation on 13 investments totaling approximately $418 thousand and unrealized depreciation on 13 investments of approximately $234 thousand.
Net realized gain and net change in unrealized appreciation for the years ended December 31, 2024 and 2023 were as follows:

(In thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net realized gain on investments	$-	$-
Net unrealized gain on investments	2,275	184
Net realized gain and net change in unrealized appreciation on investments	$2,275	$184
Income Taxes, Including Excise Taxes
We have elected to be treated and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.
If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.
We incurred an estimated excise tax of $8,000 for the year ended December 31, 2024, which is included in Other General and Administrative Expenses in the Consolidated Statement of Operations.

Liquidity and Capital Resources
We generate cash primarily from (i) the net proceeds of capital drawdowns of our privately placed capital commitments, (ii) cash flows from our operations, (iii) our existing financing arrangements and any additional financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash is for (a) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (b) the cost of operations (including paying the Adviser), (c) debt service of our borrowings, (d) cash distributions to the holders of our common stock and (e) repurchases of our common stock. We believe our current cash position and net cash provided by operating activities, along with capital drawdowns from the private offering of our common stock and borrowings from financial institutions, will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs that may arise at our portfolio companies, for the next 12 months and beyond.
As of December 31, 2024 and December 31, 2023, we had $33.3 million and $61.9 million, respectively, in cash, cash equivalents and restricted cash. During the year ended December 31, 2024, our cash, cash equivalents and restricted cash balance decreased by $28.6 million. During that period, $361.2 million was used in operating activities, primarily due to investment purchases of $402.6 million, partially offset by $33.3 million in repayments of investments in portfolio companies. During the same period, $332.6 million was provided by financing activities, consisting primarily of proceeds from issuance of shares of our common stock of $189.1 million and proceeds from secured borrowings of $412.2 million, partially offset by repayments of secured borrowings of $262.3 million. In accordance with the 1940 Act, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2024, asset coverage was 217.0%, and the asset coverage per unit was $2,170.3.
Borrowings
On November 14, 2023, we entered into the SMBC Credit Facility. Effective October 4, 2024, we decreased the maximum borrowing capacity under the SMBC Credit Facility from $200.0 million to $100.0 million. Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or risk-free rate loans (i.e., loans bearing interest based on Secured Overnight Financing Rate (“SOFR”) or the Sterling Overnight Interbank Average Rate (“SONIA”)). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month Euro Interbank Offered Rate (“EURIBOR”), SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company pays to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.

Our obligations under the SMBC Credit Facility are secured by (a) our ability to call capital from stockholders, (b) the capital commitments and capital contributions of stockholders and (c) the bank accounts to which such capital contributions are funded into by stockholders. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2024, we were in compliance in all material respects with the terms of the SMBC Credit Facility.

On June 26, 2024 we entered into the DB Credit Facility. As of December 31, 2024, the maximum commitment was $275.0 million. The period during which we may request drawdowns under the DB Credit Facility (the “Revolving Period”) will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. During the Revolving Period, borrowings under the DB Credit Facility bear interest at a floating rate equal to the base rate plus 2.40% per annum. Following expiration of the Revolving Period, the interest rate on outstanding borrowings under the DB Credit Facility will equal the base rate plus 2.90% per annum for the remaining term of the DB Credit Facility. The base rate under the DB Credit Facility is three-month SOFR. A facility agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day.

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including those under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. As of December 31, 2024, we were in compliance in all material respects with the terms of the DB Credit Facility.
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the SMBC Credit Facility and the DB Credit Facility (collectively the “Credit Facilities”), as applicable. Failure to comply with these covenants could result in a default under one or both of the Credit Facilities that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under one or both of the Credit Facilities, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
The Credit Facilities consisted of the following as of December 31, 2024 and 2023:

	As of December 31, 2024
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$60,250	$39,750	$39,750
DB Credit Facility	275,000	166,900	108,100	75,543

	As of December 31, 2023
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$77,250	$122,750	$115,874
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

Equity
As of December 31, 2024, we had $277.9 million of uncalled capital commitments from Stockholders, $15.0 million of which is contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments, including $26.1 million from entities affiliated with or related to our Adviser.

	As of December 31, 2024				As of December 31, 2023
(In thousands)	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$528,140	(1)	$262,876	50.2%	$466,637	$390,455	16.3%
(1) Excludes $15.0 million of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments.
Subscriptions and Drawdowns
We have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.
Shares issued as of December 31, 2024 and 2023 were 13,426,673.156 and 3,809,576.503, respectively. The following table summarizes activity in the number of shares issued during the years ended December 31, 2024 and 2023:

Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
March 26, 2024	2,040,816.328	$40,000	$19.60
April 1, 2024	253,146.256	4,962	19.60
May 6, 2024	39.206	1	19.65
May 10, 2024	34,351.145	675	19.65
June 3, 2024	15,997.968	315	19.69
June 5, 2024	607.744	12	19.69
June 27, 2024	2,033,553.635	40,000	19.67
July 3, 2024	72,817.895	1,432	19.67
July 8, 2024	441.025	9	19.67
August 2, 2024	7,880.020	155	19.67
August 5, 2024	964.146	19	19.67
September 4, 2024	63,233.044	1,240	19.61
September 6, 2024	1,119.812	22	19.61
September 27, 2024	1,272,264.632	25,000	19.65
October 8, 2024	1,720.994	34	19.65
November 6, 2024	729,378.819	14,325	19.64
November 11, 2024	2,112.545	41	19.64
December 2, 2024	49,112.126	968	19.71
December 5, 2024	5,705.053	112	19.71
December 26, 2024	3,031,834.260	60,000	19.79
Dividends and Distributions
To the extent that we have taxable income available, we intend to make monthly distributions to our common Stockholders. Dividends and distributions to Stockholders are recorded on the applicable record date. The amount to be distributed to Stockholders is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
We have adopted a dividend reinvestment plan under which Stockholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.
The following table summarizes the Company’s distributions declared from inception through December 31,
2024:

Declared Date	Record Date	Payment Date	Distributions per Share	Distribution Reinvestment Plan Shares Issued
5/1/2024	5/2/2024	5/6/2024	0.017	39.206
5/30/2024	5/31/2024	6/5/2024	0.15	607.744
6/24/2024	6/25/2024	7/8/2024	0.09	441.025
7/30/2024	7/31/2024	8/5/2024	0.09	964.146
8/29/2024	8/30/2024	9/6/2024	0.10	1,119.812
9/25/2024	9/26/2024	10/8/2024	0.12	1,720.994
11/4/2024	11/4/2024	11/11/2024	0.14	2,112.545
11/29/2024	11/29/2024	12/5/2024	0.15	5,705.053
12/23/2024	12/24/2024	1/8/2025	0.16	6,383.522
Contractual Obligations
We have entered into an Investment Advisory Agreement with the Adviser pursuant to the 1940 Act to provide us with investment advisory services and an Administration Agreement with the Administrator to provide us with administrative services. For more information about payments for services provided under these agreements, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 4. Related-Party Transactions.”
The following tables show the contractual maturities of our debt obligations as of December 31, 2024:

(In thousands)	Payments Due by Period
As of December 31, 2024	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$60,250	$-	$60,250	$-	$-
DB Credit Facility	166,900			166,900
Off-Balance Sheet Arrangements
In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2024 or December 31, 2023, for any such exposure.
We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2024 and 2023:

	Par Value as of
(In thousands)	December 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$68,679	$27,110
Unfunded revolving commitments	26,594	4,888
Total unfunded commitments	$95,273	$31,998
Warehousing Transaction
The Adviser entered into the Facility Agreement with the Financing Provider, an independent third party, which allowed us to acquire Warehoused Assets by purchasing all or a portion of certain loans, together with any unfunded commitment therein and/or equity instruments owned and held by the Financing Provider pursuant to the terms and provisions of the Facility Agreement. The Warehousing Transaction was designed to assist us in deploying capital upon receipt of subscriptions. The Facility Agreement was terminated on June 30, 2024.

The following is a list of each Warehoused Asset as of December 31, 2023 (in thousands):

Company	Investment Type	Spread Above Reference Rate[1]	Maturity Date	Commitment	Par Balance	Amortized Cost
ASG III, LLC	First-lien term loan, revolver, delayed draw term loan	S + 5.50%	10/31/2029	$5,000	$3,167	$3,061
Enverus Holdings Inc.	First-lien term loan, revolver, delayed draw term loan	S + 5.50%	12/22/2029	7,500	6,660	6,548
Total debt investments				$12,500	$9,827	$9,609
____________________
1The investment bears interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which resets monthly.

As of December 31, 2023, the unfunded commitments on the revolvers and delayed draw term loans in the two investments above were $2.7 million. We purchased the investments in Enverus Holdings, Inc. prior to the termination date of the Facility Agreement for $6.6 million. The Financing Provider retained the investment in ASG III, LLC as a long term hold.
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
Investment Transactions
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Other income may include income such as consent, waiver, amendment, unused and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by us to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.
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
None.
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
As of December 31, 2024 and 2023, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of December 31, 2024. Interest expense on the Credit Facilities is calculated using the interest rate as of December 31, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our December 31, 2024 consolidated statements of assets and liabilities, the following table shows the annualized net interest income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Investment Income
Down 100 Basis Points	$(5,109)	$(2,272)	$(2,837)
Down 200 Basis Points	(10,218)	(4,543)	(5,675)
Down 300 Basis Points	(15,326)	(6,815)	(8,511)
Up 100 Basis Points	5,109	2,272	2,837
Up 200 Basis Points	10,218	4,543	5,675
Up 300 Basis Points	15,326	6,815	8,511

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Set forth below is an index to our financial statements attached to this Annual Report.
VISTA CREDIT STRATEGIC LENDING CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, New York, NY, PCAOB ID: 42)	87

Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	88

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	89

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	90

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	91

Consolidated Schedule of Investments as of December 31, 2024 and 2023	93

Notes to Consolidated Financial Statements	99

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vista Credit Strategic Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Vista Credit Strategic Lending Corp. (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2024 and for the period from March 15, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2024 and for the period from March 15, 2022 (inception) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, debt agents, and underlying investees; when replies were not received from debt agents, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

New York, NY
March 14, 2025

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $504,119 and $104,685, respectively)	$506,574	$104,869
Cash and cash equivalents	22,417	61,943
Restricted cash and cash equivalents	10,918	-
Interest and other income receivable from investments	3,516	362
Deferred offering costs	96	915
Prepaid expenses and other assets	2,978	1,188
Expense support reimbursement (Note 4)	3,000	3,000
Total assets	$549,499	$172,277

Liabilities
Secured borrowings (Note 5)	$227,150	$77,250
Payable for investments purchased	43,024	13,871
Interest and credit facility fees payable (Note 5)	1,483	221
Administrative service fees payable (Note 4)	275	390
Management and incentive fees payable	1,517	117
Due to Adviser	3,332	4,932
Distribution payable	1,663	-
Accrued expenses and other liabilities	1,530	819
Common stock proceeds received in advance	3,701	-
Total liabilities	283,675	97,600

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Common stock, $0.01 par value, (500,000,000 shares authorized, 13,426,673.156 and 3,809,576.503 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	134	38
Paid-in-capital in excess of par value	262,626	74,472
Total distributable earnings (loss)	3,064	167
Total net assets	265,824	74,677

Total liabilities and net assets	$549,499	$172,277

Net asset value per share	$19.80	$19.60
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$28,897	$720	$-
Dividend income	487	-	-
Other income	473	60	-
Total investment income from non-controlled/non-affiliated investments	29,857	780	-
Total investment income	29,857	780	-
Expenses:
Interest expense and credit facility fees (Note 5)	12,364	421	-
Offering costs	2,049	544	-
Professional fees	1,842	687	-
Management fees (Note 4)	1,767	94	-
Incentive fees (Note 4)	1,490	23	-
Other general and administrative expenses	1,466	276	-
Administrative services fees (Note 4)	1,476	390	-
Director fees	278	196	-
Insurance costs	238	133	-
Organization costs	-	1,111	647
Total expenses before expense support and waivers	22,970	3,875	647
Expense support and waivers (Note 4)	(1,371)	(1,396)	(647)
Net expenses after expense support and waivers	21,599	2,479	-
Net investment income (loss)	8,258	(1,699)	-
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	2,275	184	-
Net realized and unrealized gain (loss) on investments	2,275	184
Net increase (decrease) in net assets resulting from operations	$10,533	$(1,515)	$-

Per common share data:
Basic and diluted earnings (loss) per share (Note 9)	$1.47	$(3.99)	$-
Basic and diluted weighted average shares outstanding (Note 9)	7,177,867	379,535	-
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at March 15, 2022 (inception)	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	-	-
Balance at December 31, 2022	-	-	-	-	-
Net investment income (loss)	-	-	-	(1,699)	(1,699)
Net realized and unrealized gain (loss) on investments	-	-	-	184	184
Net increase (decrease) in net assets resulting from operations	-	-	-	(1,515)	(1,515)
Capital share transactions:
Issuance of common stock	3,809,576.503	38	76,154	-	76,192
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(1,682)	1,682	-
Net increase (decrease) in net assets resulting from capital share transactions	3,809,576.503	38	74,472	1,682	76,192
Total increase (decrease) for the year ended	3,809,576.503	38	74,472	167	74,677
Balance at December 31, 2023	3,809,576.503	38	74,472	167	74,677
Net investment income (loss)	-	-	-	8,258	8,258
Net realized and unrealized gain (loss) on investments	-	-	-	2,275	2,275
Net increase (decrease) in net assets resulting from operations	-	-	-	10,533	10,533
Shareholder distributions
Distributions declared from net investment income	-	-	-	(8,708)	(8,708)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(8,708)	(8,708)
Capital share transactions:
Issuance of common stock	9,604,386.128	96	188,976	-	189,072
Reinvestment of shareholder distributions, net	12,710.525	-	250	-	250
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(1,072)	1,072	-
Net increase (decrease) in net assets resulting from capital share transactions	9,617,096.653	96	188,154	1,072	189,322
Total increase (decrease) for the year ended	9,617,096.653	96	188,154	2,897	191,147
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023	Period from March 15, 2022 (inception) to December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,533	$	$(1,515)	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	2,049		544	-
Amortization of deferred financing costs	1,299		114	-
Net accretion of discount on investments	(820)		(24)	-
Net change in unrealized (appreciation) depreciation on investments	(2,275)		(184)	-
Cost of investments purchased	(402,648)		(90,862)	-
Proceeds from repayments and sales of investments	33,347		73	-
Payment-in-kind interest capitalized	(156)		-
Change in operating assets and liabilities:
Deferred offering cost	(1,230)		(1,459)	-
Expense support reimbursement	-		(1,717)	(1,283)
Prepaid expenses	157		(285)	-
Interest and other income receivable from investments	(3,154)		(362)	-
Due to advisor	(1,600)		3,649	1,283
Management fees payable	1,400		117	-
Administrator service expense payable (Note 4)	(115)		390	-
Interest and credit facility fees payable (Note 5)	1,262		221	-
Accrued expense and other liabilities	711		819	-
Net cash provided by (used in) operating activities	(361,240)		$(90,481)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	189,072		$76,192	-
Shareholder distributions	(6,795)		-	-
Borrowings on credit facilities	412,200		77,250	-
Repayments on credit facilities	(262,300)		-	-
Common stock proceeds received in advance	3,701		-
Debt issuance costs paid	(3,246)		(1,018)	-
Net cash provided by (used in) financing activities	332,632		$152,424	-
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(28,608)		61,943	-
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	61,943		-	-
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$33,335	$	$61,943	$-
Supplemental Disclosures
Interest, including credit facility fees, paid during the period	$9,803		$200	$-
Reinvestment of shareholder distributions	250		-	-
Shareholder distributions declared	8,708		-	-
The accompanying notes are an integral part of these consolidated financial statements.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the
Consolidated Statements of Cash Flows:

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$22,417	$61,943
Restricted cash and cash equivalents	10,918	-
Total cash and cash equivalents and restricted cash and cash equivalents	$33,335	$61,943

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024
(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (20)	SOFR + 3.25%	7.58%	7/6/2029	9,975	$9,997	$9,856	3.7%
OEConnection LLC	(9) (20) (21)	SOFR + 5.00%	9.36%	4/22/2031	19,402	19,178	19,352	7.3
						29,175	29,208	11.0
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (20) (21)	SOFR + 6.50%	10.86%	3/19/2031	17,578	17,310	17,480	6.6
CData Software, Inc.	(4) (9) (20) (21)	SOFR + 6.25%	10.57%	7/18/2030	23,163	22,743	22,796	8.6
Databricks, Inc.	(7) (14)	SOFR + 4.50%	—%	12/31/2030	20,000	19,878	20,061	7.5
Inmar, Inc.	(8) (20)	SOFR + 5.00%	9.33%	10/30/2031	9,975	9,926	10,020	3.8
						69,857	70,357	26.5
Diversified Business Services
CB Buyer Inc.	(4) (9) (20) (21)	SOFR + 5.25%	9.61%	7/1/2031	14,336	14,166	14,216	5.3
Diversified Financial Institutions & Services
Dragon Buyer Inc	(7) (20)	SOFR + 3.25%	7.58%	9/30/2031	7,000	6,966	7,023	2.6
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (20) (21)	SOFR + 6.50%	11.01%	5/23/2031	10,127	10,031	10,032	3.8
						16,997	17,055	6.4
Diversified Software
ASG III, LLC	(4) (10) (20) (21)	SOFR + 6.50%	11.09%	10/31/2029	13,261	12,929	13,042	4.9
Rocket Software, Inc.	(8) (20)	SOFR + 4.25%	8.61%	11/28/2028	19,887	19,804	20,060	7.5
						32,733	33,102	12.4
Government & Public Service
Aptean, Inc.	(9) (20) (21)	SOFR + 5.00%	9.33%	1/30/2031	22,087	21,869	22,085	8.3
Government, Risk & Compliance
Diligent Corporation	(9) (20) (21)	SOFR + 5.00%	10.09%	8/2/2030	14,961	14,824	14,914	5.6
Healthcare IT & Technology
Athenahealth Group, Inc.	(8) (20)	SOFR + 3.25%	7.61%	2/15/2029	9,886	9,829	9,930	3.7
Zelis Healthcare Corporation	(7) (20)	SOFR + 3.25%	7.61%	11/26/2031	5,000	4,975	5,014	1.9
						14,804	14,944	5.6
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (20) (21)	SOFR + 9.00%	13.36%	9/14/2029	16,153	14,897	15,069	5.7
Infrastructure Software & DevOps
Perforce Software, Inc.	(8) (20)	SOFR + 4.75%	9.11%	3/21/2031	19,950	19,754	19,734	7.4

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2024
(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (20) (21)	SOFR + 5.00%	9.51%	8/25/2028	2,031	$2,016	$2,006	0.8%
Zinnia Corporate Holdings, LLC	(4) (13) (20) (21)	SOFR + 8.00%	12.34%	8/30/2029	26,471	25,964	26,021	9.8
						27,980	28,027	10.6
IT Security
Noynim, LLC	(4) (11) (20) (21)	SOFR + 6.00%	10.45%	11/12/2029	17,132	16,868	16,791	6.3
IT Services & IT Systems Management (Ex-Security)
Acronis International	(4) (5) (6) (10) (17) (20)	SOFR + 6.85% 1.00% PIK	11.50%	4/1/2027	20,156	19,904	20,156	7.6
Banff Merger Sub, Inc.	(7) (20)	SOFR + 3.75%	8.34%	7/30/2031	6,498	6,476	6,559	2.5
Redwood Services Group, LLC	(4) (6) (9) (20) (21)	SOFR + 6.25%	10.68%	6/15/2029	18,788	18,498	18,788	7.1
SMR Holdings, LLC	(4) (10) (20) (21)	SOFR + 5.75%	10.09%	12/24/2029	41,000	40,305	40,345	15.2
						85,183	85,848	32.4
Media, Entertainment & Publishing
MH Sub I, LLC	(8) (20)	SOFR + 4.25%	8.61%	5/3/2028	17,912	17,727	17,942	6.7
Real Estate
MRI Software, LLC	(10) (20) (21)	SOFR + 4.75%	9.08%	2/10/2027	23,544	23,411	23,559	8.9
Telecom Services & IT Hardware
Ark Data Centers, LLC	(4) (9) (20) (21)	SOFR + 4.75%	9.08%	11/27/2030	21,250	20,633	20,500	7.7
GoTo Group, Inc.	(7) (20)	SOFR + 4.75%	9.30%	4/28/2028	14,077	13,197	12,863	4.8
						33,830	33,363	12.5
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (6) (7) (20)	SOFR + 6.00%	10.46%	5/16/2031	15,814	15,517	15,616	5.9
Softeon, Inc.	(4) (9) (20) (21)	SOFR + 5.75%	10.08%	11/20/2030	12,406	12,130	12,232	4.6
						27,647	27,848	10.5
Utilities & Utility Equipment and Services
Enverus Holdings, Inc.	(9) (20) (21)	SOFR + 5.50%	9.86%	12/24/2029	16,563	16,331	16,525	6.2
Total First-Lien Debt						498,055	500,587	188.4
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4)	N/A	16.00%	5/16/2034	4,320	4,277	4,281	1.6
Metropolis Technologies, Inc.	(4)	N/A	17.50%	5/16/2034	480	456	459	0.2
Total Preferred Equity						4,732	4,740	1.8

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2024
(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Other Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (15)			5/16/2034	280	$20	$20	0.0%
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19)			9/14/2029	192	1,312	1,227	0.5
Total Other Equity						1,332	1,247	0.5
Total Investments - non-controlled/non-affiliated						504,119	506,574	190.7
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						33,335	33,335	12.5
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$537,454	$539,909	203.2%

1.Unless otherwise indicated, all investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquartered in the United States. All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for all debt investment and preferred equity. Unit amount (in thousands) is presented for Other Equity.
2.Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
3.The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
4.These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser or under the direction of the Board of Directors (the “Board”) (see Note 3), pursuant to the Company’s valuation policy.
5.The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, nonqualifying assets represented 8.6% of total assets as calculated in accordance with regulatory requirements.
6.Loans include a credit spread adjustment of 0.10%.
7.There are no interest rate floors on these investments.
8.The interest rate floor on these investments as of December 31, 2024 was 0.50%.
9.The interest rate floor on these investments as of December 31, 2024 was 0.75%.
10.The interest rate floor on these investments as of December 31, 2024 was 1.00%.
11.The interest rate floor on these investments as of December 31, 2024 was 1.25%.
12.The interest rate floor on these investments as of December 31, 2024 was 1.50%.
13.The interest rate floor on these investments as of December 31, 2024 was 2.00%.
14.For unsettled positions the interest rate is not presented.
15.Equity investment that is a non-income producing security.
16.The Company uses an internally developed industry classification system which was developed using the Global Industry Classification Standard (GICS®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.
17.The headquarters of this portfolio company is located in Switzerland.
18.The headquarters of this portfolio company is located in Luxembourg.
19.The headquarters of this portfolio company is located in Netherlands.
20.All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 5. Borrowings).
21.Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if applicable, results primarily from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2024
(dollars in thousands, except share and per share data)

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed Draw	1/30/2031	$993	$2
Aptean, Inc.	Revolver	1/30/2031	1,820	(46)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	12,500	(250)
Ark Data Centers, LLC	Revolver	11/27/2030	3,750	(75)
ASG III, LLC	Delayed Draw	10/31/2029	4,388	(66)
ASG III, LLC	Revolver	10/31/2029	1,325	(13)
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	(10)
CB Buyer Inc.	Delayed Draw	7/1/2031	4,049	(24)
CB Buyer Inc.	Revolver	7/1/2031	1,579	(9)
Cdata Software, Inc.	Delayed Draw	7/18/2030	2,041	(26)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,734	(22)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(31)
Databricks, Inc.	Delayed Draw	1/3/2031	4,500	11
Diligent Corporation	Delayed Draw	8/2/2030	3,400	-
Diligent Corporation	Revolver	8/2/2030	1,657	(41)
Enverus Holdings, Inc.	Delayed Draw	12/24/2029	832	-
Enverus Holdings, Inc.	Revolver	12/24/2029	1,229	(37)
Integrity Marketing Acquisition, LLC	Delayed Draw	8/25/2028	2,958	(15)
Mews Systems B.V.	Delayed Draw	9/14/2029	911	(58)
MRI Software, LLC	Revolver	2/10/2027	1,378	(41)
Noynim, LLC	Delayed Draw	11/12/2029	14,019	(140)
Noynim, LLC	Revolver	11/12/2029	2,921	(29)
OEConnection LLC	Delayed Draw	4/22/2031	3,385	(6)
OEConnection LLC	Delayed Draw	4/22/2031	1,693	(3)
OEConnection LLC	Revolver	4/22/2031	2,116	(4)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	215	-
SMR Holdings, LLC	Revolver	12/24/2029	2,750	(41)
Softeon, Inc.	Delayed Draw	11/20/2030	3,333	(33)
Softeon, Inc.	Delayed Draw	11/20/2030	1,667	(17)
Softeon, Inc.	Revolver	11/20/2030	1,667	-
SumUp Holdings Midco S.à r.l	Delayed Draw	5/23/2031	2,532	(19)
Zinnia Corporate Holdings, LLC	Delayed Draw	8/30/2029	3,529	(53)
Total unfunded commitments			$95,273	$(1,096)

22.The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of December 31, 2024
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$457,975	90.8%	$460,090	90.8%
Luxembourg	10,031	2.0	10,032	2.0
Netherlands	16,209	3.2	16,296	3.2
Switzerland	19,904	3.9	20,156	4.0
Total	$504,119	100.0%	$506,574	100.0%

VISTA CREDIT STRATEGIC LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

Investments (1) (12) (15)	Footnotes	Reference Rate and Spread	Interest Rate(2) (11)	Maturity Date	Par Amount/Units(1)	AmortizedCost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated
First-Lien Debt
Health-Care Technology
Athenahealth Group, Inc.	(8)	SOFR + 3.25%	8.61%	2/15/2029	$4,987	$4,938	$4,973	6.7%
Insurance
Integrity Marketing Acquisition, LLC	(4) (6) (9)	SOFR + 6.00%	11.39%	8/27/2026	349	337	306	0.4
IT Services
Acronis International	(4) (5) (10) (13) (14)	SOFR + 5.85%	11.29%	4/1/2027	15,000	14,746	14,737	19.7
Banff Merger Sub, Inc.	(7)	SOFR + 4.25%	9.21%	12/29/2028	4,024	4,029	4,059	5.4
MH Sub I, LLC	(8)	SOFR + 4.25%	9.60%	5/3/2028	4,987	4,848	4,913	6.6
Redwood Services Group, LLC	(4) (6) (9) (14)	SOFR + 6.25%	11.70%	6/15/2029	12,737	12,497	12,441	16.7
						36,120	36,150	48.4
Oil, Gas & Consumable Fuels
Enverus Holdings, Inc.	(4) (6) (9)	SOFR + 5.50%	10.86%	12/24/2029	9,990	9,826	9,825	13.2
Software
Aptean, Inc.	(7)	SOFR + 5.50%	10.86%	4/23/2026	8,436	8,298	8,447	11.3
ASG III, LLC	(4) (6) (10)	SOFR + 6.50%	11.88%	10/31/2029	8,392	8,131	8,127	10.9
Central Parent, Inc.	(8)	SOFR + 4.00%	9.35%	7/6/2029	5,000	5,006	5,034	6.7
MRI Software, LLC	(4) (6) (10)	SOFR + 5.50%	N/A	2/10/2027	—	(68)	(125)	(0.2)
Quartz Acquireco, LLC	(7)	SOFR + 3.50%	8.86%	6/28/2030	4,988	4,994	5,009	6.7
Renaissance Holding Corp.	(8)	SOFR + 4.75%	10.09%	4/5/2030	4,988	4,994	5,012	6.7
Rocket Software, Inc.	(8)	SOFR + 4.75%	10.11%	11/28/2028	4,987	4,928	4,910	6.6
Softeon, Inc.	(4) (6) (9)	SOFR + 5.75%	11.10%	11/20/2030	12,500	12,188	12,198	16.3
Zelis Healthcare Corporation	(7)	SOFR + 3.50%	8.97%	9/30/2026	4,987	4,993	5,003	6.7
						53,464	53,615	71.7
Total First-Lien Debt						104,685	104,869	140.4
Total Investments - non-controlled/non-affiliated						104,685	104,869	140.4
Cash and Cash Equivalents						61,943	61,943	82.9
Total Investments, Cash and Cash Equivalents						$166,628	$166,812	223.3%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR or an alternate base rate (commonly based on F or P), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
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

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data, unless otherwise indicated)
1.ORGANIZATION
Vista Credit Strategic Lending Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on March 15, 2022, its date of inception (“Inception Date” or “inception”). The Company commenced operations on October 10, 2023. The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Vista Credit BDC Management, L.P. (the “Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser also provides the administrative services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). The Adviser is a wholly owned subsidiary of VEP Group, LLC (together with its affiliates, including Vista Credit Partners, L.P., “Vista”).
The Company is conducting a private offering (the “Private Offering”) of its shares of common stock to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. The Company is a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. Each investor in the Private Offering makes a capital commitment (a “Capital Commitment”) to purchase shares of common stock of the Company pursuant to a subscription agreement entered into with the Company. Stockholders will be required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitments on an as-needed basis each time the Company delivers a notice to the Stockholders. On June 16, 2023, the Adviser purchased 1,250 shares of the Company’s common stock at $20.00 per share. On September 8, 2023, the Company began accepting subscription agreements from third-party investors acquiring shares of the Company’s common stock in the Private Offering.
The Company invests in “middle market companies,” which the Company defines to generally mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $250 million annually and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled sectors. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that primarily consists of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities.

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
Consolidation
As provided under ASC 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries, BDC CA Lender, LLC, VCSL Funding 1 LLC and VCSL Funding 2 LLC. All significant intercompany balances and transactions have been eliminated.
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

Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash also includes amounts for capital received in advance of the closing date.
Revenue Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
repayment of the outstanding principal. As of December 31, 2024 and 2023, there were one and zero loans in the portfolio, respectively, that earned PIK income. For the years ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company earned $153, $0 and $0 of PIK interest income, respectively.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of December 31, 2024 and 2023.
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company earned $473, $60 and $0, respectively, in other income, primarily from unused fees.
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
For the years ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company incurred $0, $1,111 and $647 of organization costs, respectively. For the years ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, the Company incurred $239, $1,800 and $636 of offering costs of which $2,049, $544 and $0 of offering costs were amortized, respectively, and included in offering costs in the accompanying Consolidated Statements of Operations. Refer to Note 4 for further details on the Expense Support and Conditional Reimbursement Agreement.
Deferred Financing Costs
Deferred financing costs represent capitalized fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized on a straight-line basis over the expected term of the credit facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
For the years ended December 31, 2024 and 2023, the Company incurred $3,246 and $1,035 of financing costs, of which $1,299 and $114 have been amortized, respectively. As of December 31, 2024 and 2023, the Company had $2,867 and $921 of deferred financing costs, respectively. The Company did not incur any financing costs for the period March 15, 2022 (inception date) December 31, 2022.
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
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Recent Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which affects all public entities that are required to report segment information. The amendments in ASU 2023-07 clarify that a public entity that has a single reportable segment is required to provide all the disclosures required by the amendments. The effective date for the amendments in ASU 2023-07 is for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the years ended December 31, 2024 and 2023, there were seven and zero transfers, respectively, from level 3 to level 2, which were a result of changes in the observability of significant inputs for these portfolio companies

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2024 and 2023:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Investment Type
First-lien debt	$-	$235,497	$265,090	$500,587
Preferred equity	-	-	4,740	4,740
Other equity	-	-	1,247	1,247
Total	$-	$235,497	$271,077	$506,574

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Investment Type
First-lien debt	$-	$47,359	$57,510	$104,869
Total	$-	$47,359	$57,510	$104,869

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Year Ended December 31, 2024
	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$57,510	$-	$57,510
Purchases	310,963	6,064	317,027
Paydowns	(10,855)	-	(10,855)
Accretion of discount	445	-	445
PIK Interest	156	-	156
Net change in unrealized appreciation (depreciation)	2,010	(77)	1,933
Transfers out of Level 3	(95,139)	-	(95,139)
Balance, end of period	$265,090	$5,987	$271,077
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$2,010	$(77)	$1,933

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
Determination of fair value of Level 3 debt and equity investments involves subjective judgments and estimates. As part of the valuation process, the factors that may be taken into account in determining the fair value of the Company’s investments, include, as relevant: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser’s valuation committee will consider whether the pricing indicated by the external event corroborates its valuation.

The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The Adviser may also employ other valuation multiples to determine enterprise value, such as revenues. The Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired.

If debt investments are credit impaired, the Adviser will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Adviser uses a market interest rate yield analysis to determine fair value. In addition, for certain debt investments, the Adviser bases its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Adviser generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2024 and 2023:

				Range
	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$187,455	Yield Analysis	Discount Rate	9.70%	15.80%	12.20%
	77,635	Recent Transactions	Transaction Price	98.00	99.00	98.48
Preferred equity	4,740	Yield Analysis	Discount Rate	17.00%	19.70%	17.26%
Other equity	20	Market Approach	EBITDA Multiple	16.8x	16.8x	16.8x
	1,227	Market Approach	Revenue Multiple	8.25x	10.25x	9.25x
Total Investments	$271,077

				Range
	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$47,810	Yield Analysis	Discount Rate	10.90%	12.70%	11.53%
	9,700	Recent Transactions	Transaction Price	98.50	99.25	98.50
Total first-lien debt	$57,510

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien debt securities and preferred equity investments are discount rates and transaction prices. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in transactions prices in isolation would result in a significantly lower fair value measurement.

The significant unobservable input used in the market approach for equity securities is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.
Financial Instruments Disclosed but Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s secured borrowings (see Note 5. Borrowings) disclosed but not carried at fair value as of December 31, 2024 and 2023:

	As of December 31, 2024
	Carrying Value	Fair Value
Secured borrowings	$227,150	$227,150
Total Borrowings	$227,150	$227,150

	As of December 31, 2023
	Carrying Value	Fair Value
Secured borrowings	$77,250	$77,250
Total Borrowings	$77,250	$77,250
Secured borrowings as of December 31, 2024 and 2023 consist of borrowings under the SMBC

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
Credit Facility and the DB Credit Facility (each as defined in Note 5. Borrowings). Given there were no material market movements in credit spreads from the dates the facilities were most recently amended through December 31, 2024 and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

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
The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, net assets mean the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the years ended December 31, 2024 and 2023, was $1,767 and $94, respectively. There were no Management Fees incurred from March 15, 2022 (inception) to December 31, 2022.
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

The Company incurred an Investment Income Incentive Fee of $1,206 for the year ended December 31, 2024. The Company did not earn an Investment Income Incentive Fee for the year ended December 31, 2023 or for the period March 15, 2022 (inception) to December 31, 2022.
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
The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. For the years ended December 31, 2024 and 2023, the Company accrued a Capital Gains Incentive Fee of $284 and $23, respectively, none of which is contractually payable under the terms of the Investment Advisory Agreement. The Company did not incur a Capital Gains Incentive Fee for the period March 15, 2022 (inception) to December 31, 2022.
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
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the years ended December 31, 2024 and 2023, $3,257 and $117 of management and incentive fees were incurred, respectively, and $1,517 and $117 remain payable as of December 31, 2024 and 2023, respectively.
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
Beginning with the quarter ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by the Company to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of the Company’s total investments for such period.
For the years ended December 31, 2024 and 2023 and the period from March 15, 2022 (inception) to December 31, 2023, the Company incurred $1,476, $390 and $0, respectively, in administrative service fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2024, the Adviser waived $394 of administrative service fees. As of December 31, 2024 and 2023, $275 and $390, respectively, were unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2023, the Adviser agreed to waive $388, $20 and $0 of professional fees and other expenses, respectively.
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
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of December 31, 2024 and 2023, $3,000 and $3,000 of the Company’s expenses are subject to the Expense Support Agreement and $332 and $1,932 of the Company’s expenses that are not subject to the Expense Support Agreement are presented in the due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities, respectively.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The following table presents a summary of the Expense Payments and Reimbursement Payments since the Company’s inception date of March 15, 2022:

As of	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2024	$3,000	$–	$3,000
December 31, 2023	3,000	–	3,000
December 31, 2022	1,283	–	1,283
Board of Directors
The Board currently consists of five members, three of whom are Independent Directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the years ended December 31, 2024 and 2023 and the period from March 15, 2022 (inception) to December 31, 2023, the Company incurred $278, $196 and $0, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, $71 and $59, respectively, was unpaid and included in accrued expense and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Capital Commitments
Total capital commitments as of December 31, 2024 and 2023, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the year ended December 31, 2024, VHG Capital, L.P. had purchased 800,452.104 shares of common stock for a total purchase price of $15,762. During the year ended December 31, 2023, VHG Capital, L.P. had purchased 408,082.787 shares of common stock for a total purchase price of $8,162, and the Adviser has purchased 1,250 shares of common stock for a total purchase price of $25.
5.BORROWINGS
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and 2023, asset coverage was 217.0% and 196.7%, respectively.

SMBC Credit Facility
On November 14, 2023, the Company entered into a senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation (as amended, the “SMBC Credit Facility”). Effective October 4, 2024, the Company decreased the maximum borrowing capacity under the SMBC Credit Facility from $200,000 to $100,000. The SMBC Credit Facility has a stated maturity date of November 14, 2025. Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or RFR loans (i.e., loans bearing interest based on SOFR or SONIA). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month EURIBOR, SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.
The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of December 31, 2024 and 2023.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)

DB Credit Facility

On June 26, 2024 (the “Effective Date”), the Company entered into a loan financing and servicing agreement, (as amended, the “DB Credit Facility”) by and among VCSL Funding 1, a direct wholly owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time. On December 10, 2024, the Company amended the DB Credit Facility to allow for the Company to increase the maximum commitment from $200,000 up to $350,000 upon three business day’s written notice. Effective December 29, 2024 the Company increased the maximum commitment to $275,000. The Company’s option to further increase the maximum commitment to $350,000 expired on March 10, 2025.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. VCSL Funding 1 was in compliance with all covenants and other requirements as of December 31, 2024.

The Company’s debt obligations consisted of the following as of December 31, 2024 and 2023:

	As of December 31, 2024
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$60,250	$39,750	$39,750
DB Credit Facility	275,000	166,900	108,100	75,543

	As of December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$200,000	$77,250	$122,750	$115,874
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

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)

For the years ended December 31, 2024 and 2023 and for the period March 15, 2022 (inception) to December 31, 2022, the components of interest expense and credit facility fees were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period March 15, 2022 (inception) to December 31, 2022
Interest expense	$10,283	$223	$-
Facility unused commitment fee	782	84	-
Amortization of deferred financing costs	1,299	114	-
Total interest expense and credit facility fees	$12,364	$421	$-
Cash paid for interest expense and credit facility fees	$9,803	$200	$-
Weighted average contractual interest rate(1)	7.63%	8.37%	N/A
Average principal debt outstanding	$134,698	$2,666	$-
(1)Weighted average contractual interest rate for the years ended December 31, 2024 and 2023 is calculated as interest expense (excludes unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of December 31, 2024 and 2023, the components of interest and credit facility fees payable were as follows:

	As of
	December 31, 2024	December 31, 2023
Interest expense payable	$1,376	$221
Unused commitment fee payable	107	-
Total interest expense and credit facility fees payable	$1,483	$221

6.COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2024 or December 31, 2023, for any such exposure.

A summary of significant contractual payment obligations was as follows as of December 31, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$60,250	$60,250	$-	$-	$-
DB Credit Facility	166,900	-	-	166,900	-
Total borrowings	$227,150	$60,250	$-	$166,900	$-

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2024 and 2023:

	Par Value as of
	As of December 31, 2024	As of December 31, 2023
Delayed draw loan commitments	$68,679	$27,110
Revolving loan commitments	26,594	4,888
Total unfunded commitments	$95,273	$31,998
On June 20, 2023, the Adviser entered into a facility agreement (the “Facility Agreement”) with a subsidiary of Cliffwater Corporate Lending Fund (the “Financing Provider”), an independent third party, to allow the Company to acquire portfolio investments (“Warehoused Assets”) by purchasing all or a portion of certain loans, together with any unfunded commitments therein and/or equity instruments owned and held by the Financing Provider pursuant to the terms and provisions of the Facility Agreement (the “Warehousing Transaction”). Pursuant to the Facility Agreement, the Company had the option to request the Financing Provider to acquire Warehoused Assets as it designates from time to time, which the Financing Provider was permitted to approve or reject in its sole and absolute discretion. The Facility Agreement terminated on June 30, 2024.
Subject to certain conditions, the Facility Agreement creates a forward obligation of the Financing Provider to sell and required the Adviser to cause the Company to purchase, all or a portion of certain Warehoused Assets owned and held by the Financing Provider. The Financing Provider was entitled to receive, prior to any settlement date related to a purchase of Warehoused Assets, all principal proceeds, interest, fees and other cash (other than original issue discounts and certain upfront and other similar or one-time fees (“OID and Fees”)) accruing on any Warehoused Asset that is earned, accrued, paid or payable in respect of such Warehoused Asset. Following the settlement date, any Warehoused Asset was solely for the benefit of the Company.
Under the Facility Agreement, loans (other than unfunded commitments that remain unfunded as of the settlement date of the Warehouse Transaction) were purchased at a value (the “Loan Purchase Price”) equal to (a) the initial principal amount plus (b) any incremental principal amount of any loan as may be increased from time to time as the result of the capitalization of “payment-in-kind” interest under such loan plus (c) the amount of any uncapitalized “payment-in-kind” interest under such loan through the settlement date minus (d) any principal repayment amount minus (e) the product of (i) OID and Fees paid or deemed paid on account of such loan, times (ii) the number of days from and including the settlement date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan, divided by (iii) the number of days from and including the initial purchase date of such loan to and excluding the 36-month anniversary of the initial purchase of the loan. With respect to any remaining unfunded commitment that remained unfunded at the settlement date, the purchase price was a dollar amount equal to 0.25% of the amount of such unfunded commitment. Under the Facility Agreement, equity instruments were to be purchased based on an agreed-upon methodology (the “Equity Purchase Price,” and together with the Loan Purchase Price, the “Purchase Price”).
As additional consideration, with respect to any Warehoused Asset that is a loan, remaining unfunded commitment or any portion of the foregoing held by the Facility Provider for greater than or equal to nine months (such date, the “Incremental Pricing Date”), the Company had the option to pay, at the time of purchase, an additional amount, depending on the Facility Provider’s holding period of such Warehoused Asset beyond the Incremental Pricing Date, of the par value or unfunded amount, as applicable, of such loan, such remaining unfunded commitment or such portion of the foregoing. The Company agreed to reimburse the Adviser for reasonable and documented fees and disbursements of outside legal counsel to the Financing Provider in connection with the preparation and negotiation of this Facility Agreement in an amount not to exceed $35. During the years ended December 31, 2024 and 2023, $0 and $28 of outside legal expenses were incurred and paid by the Adviser and are presented in due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.
During the years ended December 31, 2024 and 2023, the Company purchased debt investments from the Financing Provider in one and four portfolio companies for a total cost of $6,557 and $29,216, respectively. The purchase price for each debt investment was calculated in accordance with the Facility Agreement.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
7.FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2024 and 2023. Financial highlights are not required for the period from March 15, 2022 (inception) to December 31, 2022, as there were no shareholders during this period.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Per Share Data:
Net asset value per share, beginning of period(1)	$19.60	$20.00
Net investment income (loss)(2)	1.15	(4.48)
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments(3)	0.07	0.49
Net increase (decrease) in net assets resulting in operations	1.22	(3.99)
Distributions declared from net investment income(4)	(1.02)	-
Effect of offering price of subscriptions(5)	-	3.59
Net asset value per share, end of period	$19.80	$19.60
Number of shares outstanding, end of period	13,426,673.156	3,809,576.503
Total return based on net asset value(6)	6.52%	(2.00)%
Net assets, end of period	$265,824	$74,667
Ratio to average net assets(7):
Expenses before incentive fees and waivers and reimbursements of expenses	13.34%	25.88%
Expenses before incentive fees, after waivers and reimbursements of expenses	12.49%	16.50%
Expenses after incentive fees, before waivers and reimbursements of expenses	14.27%	26.03%
Expenses after incentive fees and waivers and reimbursements of expenses	13.42%	16.66%
Net investment income (loss)	5.13%	(11.41)%
Interest Expense and credit facility fees	7.68%	2.83%
Ratio/Supplemental Data:
Asset coverage, end of period	217.03%	196.67%
Portfolio turnover	11.72%	0.28%
Total committed capital, end of period	$528,140	$466,637
Ratio of total contributed capital to total committed capital, end of period	50.23%	16.33%
Weighted-average shares outstanding	7,177,867	379,535
(1)At the beginning of the period for the year ended December 31, 2023, $20.00 per share represents the initial net asset value per share at which shares were issued at the commencement of operations on October 10, 2023.
(2)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period.
(4)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(5)Increase is due to the offering price of subscriptions during the period (see Note 8).
(6)Total return is based on the change in net asset value per common share during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. For the year ended December 31, 2023, the total return calculation assumes a share was issued at $20.00 per share at commencement of operations on October 10, 2023. The total return has not been annualized.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
(7)These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each quarter of the reporting period.
8.NET ASSETS
The Company has the authority to issue 500,000,000 of shares of common stock at $0.01 per share par value.
As of December 31, 2024 and 2023, the Company had $277,876 and $423,833, respectively, of uncalled capital commitments from Stockholders, $15,000 and $33,388, respectively, of which is contingent on the Company receiving additional capital commitments ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of the Company’s aggregate commitments, and $26,077 and $41,838, respectively of which is from entities affiliate with or related to the Adviser, respectively.
Shares issued as of December 31, 2024 and 2023 were 13,426,673.156 and 3,809,576.503, respectively. The following table summarizes activity in the number of shares outstanding from the Inception Date through December 31, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
6/16/2023	1,250.000	$25	$20.00
10/10/2023	58,326.500	1,167	20.00
11/9/2023	2,250,000.002	45,000	20.00
12/20/2023	1,500,000.001	30,000	20.00
3/26/2024	2,040,816.328	40,000	19.60
4/1/2024	253,146.256	4,962	19.60
5/6/2024	39.206	1	19.65
5/10/2024	34,351.145	675	19.65
6/3/2024	15,997.968	315	19.69
6/5/2024	607.744	12	19.69
6/27/2024	2,033,553.635	40,000	19.67
7/3/2024	72,817.895	1,432	19.67
7/8/2024	441.025	9	19.67
8/2/2024	7,880.020	155	19.67
8/5/2024	964.146	19	19.67
9/4/2024	63,233.044	1,240	19.61
9/6/2024	1,119.812	22	19.61
9/27/2024	1,272,264.632	25,000	19.65
10/8/2024	1,720.994	34	19.65
11/6/2024	729,378.819	14,325	19.64
11/11/2024	2,112.545	41	19.64
12/2/2024	49,112.126	968	19.71
12/5/2024	5,705.053	112	19.71
12/26/2024	3,031,834.260	60,000	19.79
Capital transactions for the year ended December 31, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. Such transactions increased net asset value by $3.59 per share for the year ended December 31, 2023. There were no capital transactions executed at a premium to net asset value during the year ended December 31, 2024.

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
The following table summarizes the Company's distributions declared from the Inception Date through December 31, 2024:

Declared Date	Record Date	Payment Date	Distributions per Share	Distribution Reinvestment Plan Shares Issued
5/1/2024	5/2/2024	5/6/2024	$0.02	39.206
5/30/2024	5/31/2024	6/5/2024	0.15	607.744
6/24/2024	6/25/2024	7/8/2024	0.09	441.025
7/30/2024	7/31/2024	8/5/2024	0.09	964.146
8/29/2024	8/30/2024	9/6/2024	0.10	1,119.812
9/25/2024	9/26/2024	10/8/2024	0.12	1,720.994
11/4/2024	11/4/2024	11/11/2024	0.14	2,112.545
11/29/2024	11/29/2024	12/5/2024	0.15	5,705.053
12/23/2024	12/24/2024	1/8/2025	0.16	6,383.522

9. EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	For the Year Ended December 31 2024	For the Year Ended December 31 2023	Period from March 15, 2022 (inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$10,533	$(1,515)	$-
Weighted average shares outstanding	7,177,867	379,535	-
Basic and diluted earnings (loss) per share	$1.47	$(3.99)	$-

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)
10. TAX
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to paid in capital in excess of par or distributable earnings (loss) as appropriate. For the years ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022, permanent differences were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Undistributed net investment income (loss)	$1,072	$1,682	$-
Accumulated net realized gain (loss)	-	-	-
Paid-in-capital	$(1,072)	$(1,682)	$-
During the years ended December 31, 2024, 2023 and 2022, permanent differences were principally related to a net operating loss and non-deductible offering costs.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2024 and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$10,533	$(1,515)	$-
Net change in unrealized appreciation (depreciation) on investments	(2,275)	(184)	-
Other timing differences and non-deductible expenses	872	278	-
Total taxable/distributable income	$9,130	$(1,421)	$-
The tax basis components of accumulated earnings (deficit) and reconciliation to accumulated earnings (deficit) on a book basis for the years ended December 31, 2024, and 2023 and for the period from March 15, 2022 (inception) to December 31, 2022 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Period from March 15, 2022 (inception) to December 31, 2022
Undistributable ordinary income - tax basis	$422	$-	$-
Other temporary book/tax differences	187	(17)	-

VISTA CREDIT STRATEGIC LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except share and per share data, unless otherwise indicated)

Net unrealized appreciation/(depreciation) on investments	2,455	184	-
Total accumulated earnings (deficit) - book basis	$3,064	$167	$-
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. There were no capital losses for the years ended December 31, 2024 and 2023, which will be deemed to arise on the first day of the tax year ended December 31, 2025 and December 31, 2024 respectively.
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2024 and 2023 were as follows:

	As of
	December 31, 2024	December 31, 2023
Gross unrealized appreciation	$3,938	$418
Gross unrealized depreciation	(996)	(234)
Net unrealized appreciation (depreciation) earnings	$2,942	$184
Tax cost basis of investments	$503,632	$104,685
For the year ended December 31, 2024, the tax character of the $8,708 in distributions declared and paid was 100.0% from ordinary income. There were no distributions declared and paid for the year ended December 31, 2023 or for the period form March 15, 2022 to December 31, 2022.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

11. SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
12. SUBSEQUENT EVENTS
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
(b)Management’s Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
(c)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Part IV
(a)Consolidated Financial Statements
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:
Vista Credit Strategic Lending Corp.

Page

Report of Independent Registered Public Accounting Firm	87

Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	88

Consolidated Statements of Operations for the Year Ended December 31, 2024, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	89

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2024, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	90

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and for the period from March 15, 2022 (inception) to December 31, 2022	91

Consolidated Schedules of Investments as of December 31, 2024 and 2023	93

Notes to Consolidated Financial Statements	99
(b)Consolidated Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(c)Exhibits

ITEM 15. Exhibits and Financial Statement Schedules

No.	Description
3.1	Articles of Amendment and Restatement of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on June 15, 2023)

3.2	Amended and Restated Bylaws of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on June 15, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 10 Second Amendment filed on October 25, 2023)

4.2	Description of Registration Securities (Incorporated by reference to Item 11 to the Registrant’s Report on Form 10-12G/A filed on July 28, 2023)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.5	Custody Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.6	License Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.7	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.8
Revolving Credit Agreement, dated as of November 14, 2023, by and between Vista Credit Strategic Lending Corp. as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger, letter of credit issuer and a lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2023)

10.9	Loan Financing and Servicing Agreement, dated as of June 26, 2024, by and among VCSL Funding 1 LLC direct wholly-owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on July 1, 2024)
10.10
Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of December 10, 2024 by and among VCSL Funding 1 LLC direct wholly-owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2024)

10.11	Sale and Contribution Agreement, dated as of June 26, 2024, between the Company, as seller, and VCSL Funding 1 LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K on July 1, 2024)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Form 10 filed on June 15, 2023)

19*	Insider Trading Policy

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*filed herewith

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2025	By:	/s/ Greg Galligan
Greg Galligan

Chief Executive Officer and President

Date: March 14, 2025	By:	/s/ Ross Teune
Ross Teune

Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2025	By:	/s/ Greg Galligan
Greg Galligan

Director and Chief Executive Officer and President

Date: March 14, 2025	By:	/s/ Ross Teune
Ross Teune

Chief Financial Officer and Treasurer

Date: March 14, 2025	By:	/s/ David Flannery
David Flannery

Director

Date: March 14, 2025	By:	/s/ Sheila Finnerty
Sheila Finnerty

Director

Date: March 14, 2025	By:	/s/ Olivia Kirtley
Olivia Kirtley

Director

Date: March 14, 2025	By:	/s/ Stephen Riddick
Stephen Riddick

Director