Form 10-Q
period 2025-03-31
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2025-05-08
CIK 1919369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 16,606,502.285 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Vista Credit Strategic Lending Corp, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
fluctuations in our operating results;
•
our ability to source investment opportunities;
•
our inability to control the business operations of our portfolio companies, and potential inability to dispose of our interests in our portfolio companies;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
our use of borrowed money to finance a portion of our investments;
•
provisions of a credit facility or other borrowings that may limit discretion in operating our business;
•
the impact of changes in interest rates;
•
the impact of competition for investment opportunities;
•
our dependence on the ability of Vista Credit BDC Management, L.P. (the “Adviser”) to manage and support our investment process;
•
the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•
actual and potential conflicts of interest with our Adviser;
•
our access to confidential information which may restrict our ability to take action with respect to some investments;
•
restrictions on our ability to enter into transactions with our affiliates;
•
the ability of the Adviser or their respective affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company;
•
regulations governing our operations as a business development company and RIC which impact our ability to raise capital or borrow for investment purposes;
•
the impact of global economic, political and market conditions, including the risks of a slowing economy, rising inflation, tariffs and trade disputes with other countries and risk of recession;
•
the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies;
•
the impact of the Russian invasion of Ukraine and the conflicts in the Middle East on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China;
•
the impact of adverse developments affecting the financial services and banking industries, including events or concerns involving liquidity, defaults or non-performance by financial institutions;
•
the fact that our portfolio companies are expected to operate in the enterprise software, data and technology-enabled business sector and are subject to risks particular to that industry; and
•
changes in laws or regulations governing our operations.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $597,969 and $504,119, respectively)	$598,463	$506,574
Cash and cash equivalents	7,106	22,417
Restricted cash and cash equivalents	47,806	10,918
Receivable for interest, other income, and investments sold	7,899	3,516
Deferred offering costs	242	96
Prepaid expenses and other assets	2,524	2,978
Expense support reimbursement (Note 4)	3,000	3,000
Total assets	$667,040	$549,499
Liabilities
Secured borrowings (Note 5)	$295,150	$227,150
Payable for investments purchased	35,418	43,024
Interest and credit facility fees payable (Note 5)	1,816	1,483
Administrative service fees payable (Note 4)	485	275
Management and incentive fees payable (Note 4)	1,707	1,517
Due to Adviser (Note 4)	4,078	3,332
Distribution payable	2,251	1,663
Accrued expenses and other liabilities	1,008	1,530
Common stock proceeds received in advance	10,631	3,701
Total liabilities	352,544	283,675

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Common stock, $0.01 par value, 500,000,000.000 shares authorized, 16,052,310.855 and 13,426,673.156 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	160	134
Paid-in-capital in excess of par value	314,108	262,626
Total distributable earnings	228	3,064
Total net assets	314,496	265,824

Total liabilities and net assets	$667,040	$549,499

Net asset value per share	$19.59	$19.80

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments
Interest income	$13,483	$3,378
Dividend income	191	-
Other income	288	142
Total investment income from non-controlled/non-affiliated investments	13,962	3,520
Total investment income	13,962	3,520
Expenses:
Interest expense and credit facility fees (Note 5)	5,305	1,525
Offering costs	21	629
Professional fees	456	439
Administrative service fees (Note 4)	319	404
Management fees (Note 4)	854	240
Other general and administrative expenses	522	363
Incentive fees (Note 4)	547	28
Directors fees	66	68
Insurance costs	56	61
Total expenses before expense support and waivers	8,146	3,757
Expense support and waivers (Note 4)	(109)	(313)
Net expenses after expense support and waivers	8,037	3,444
Net investment income	5,925	76
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	(136)	-
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(1,962)	225
Net realized and unrealized gain (loss) on investments	(2,098)	225
Net increase (decrease) in net assets resulting from operations	$3,827	$301
Per common share data:
Basic and diluted earnings per share (Note 9)	$0.27	$0.08
Basic and diluted weighted average shares outstanding (Note 9)	13,990,345.513	3,921,709.266

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
Net investment income (loss)	-	-	-	5,925	5,925
Net realized and unrealized gain (loss) on investments	-	-	-	(2,098)	(2,098)
Net increase (decrease) in net assets resulting from operations	-	-	-	3,827	3,827
Shareholder distributions
Distributions declared from net investment income	-	-	-	(6,663)	(6,663)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(6,663)	(6,663)
Capital share transactions:
Issuance of common stock	2,604,259.886	26	51,060	-	51,086
Reinvestment of shareholder distributions, net	21,377.813	-	422	-	422
Net increase (decrease) in net assets resulting from capital share transactions	2,625,637.699	26	51,482	-	51,508
Total increase (decrease) for the three months ended	2,625,637.699	26	51,482	(2,836)	48,672
Balance at March 31, 2025	16,052,310.855	$160	$314,108	$228	$314,496
Balance at Decemeber 31, 2023	3,809,576.503	$38	$74,472	$167	$74,677
Net investment income (loss)	-	-	-	76	76
Net realized and unrealized gain (loss) on investments	-	-	-	225	225
Net increase (decrease) in net assets resulting from operations	-	-	-	301	301
Capital share transactions:
Issuance of common stock	2,040,816.328	21	39,979	-	40,000
Net increase (decrease) in net assets resulting from capital share transactions	2,040,816.328	21	39,979	-	40,000
Total increase (decrease) for the three months ended	2,040,816.328	21	39,979	301	40,301
Balance at March 31, 2024	5,850,392.831	$59	$114,451	$468	$114,978

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,827	$301
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	21	629
Amortization of deferred financing costs	397	218
Net accretion of discount on investments	(356)	(202)
Net change in unrealized (appreciation) depreciation on investments	1,962	(225)
Net realized loss on investments	136	-
Cost of investments purchased	(126,314)	(67,638)
Proceeds from repayments of investments	25,128	13,509
Payment-in-kind interest capitalized	(51)	(2)
Change in operating assets and liabilities:
Deferred offering costs	(167)	(409)
Prepaid expenses and other assets	57	117
Receivable for interest, other income, and investments sold	(4,383)	(590)
Due to Adviser	746	(1,885)
Management and incentive fees payable	190	174
Administrative service fee payable	210	14
Interest and credit facility fees payable	333	410
Accrued expenses and other liabilities	(522)	46
Net cash used in operating activities	(98,786)	(55,533)
Cash flows from financing activities
Proceeds from issuance of common stock	51,086	40,000
Shareholder distributions paid	(5,653)	-
Borrowings on debt	106,000	55,000
Repayments on debt	(38,000)	(48,000)
Common stock proceeds received in advance	6,930	-
Net cash provided by (used in) financing activities	120,363	47,000
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	21,577	(8,533)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	33,335	61,943
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$54,912	$53,410
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$4,972	$1,115
Reinvestment of shareholder distributions	422	-

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$7,106	$22,417
Restricted cash and cash equivalents	47,806	10,918
Total cash and cash equivalents and restricted cash and cash equivalents	$54,912	$33,335

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (20)	SOFR + 3.25%	7.55%	7/6/2029	9,950	$9,971	$8,758	2.8%
OEConnection LLC	(9) (20) (21)	SOFR + 5.00%	9.32%	4/22/2031	22,729	22,499	22,796	7.2
						32,470	31,554	10.0
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (20) (21)	SOFR + 6.50%	10.82%	3/19/2031	17,578	17,318	17,529	5.6
CData Software, Inc.	(4) (9) (20) (21)	SOFR + 5.75%	10.05%	7/18/2030	23,163	22,759	22,973	7.3
Databricks, Inc.	(7) (14) (21)	SOFR + 4.50%	8.82%	12/31/2030	20,000	19,903	20,184	6.4
Inmar, Inc.	(8) (20)	SOFR + 5.00%	9.31%	10/30/2031	9,950	9,902	9,956	3.2
						69,882	70,642	22.5
Diversified Business Services
CB Buyer Inc.	(4) (9) (20) (21)	SOFR + 5.00%	9.30%	7/1/2031	15,181	15,013	15,061	4.8
Diversified Consumer Services
Blackhawk Network Holdings, Inc.	(10) (14) (20)	SOFR + 4.00%	—	3/12/2029	7,000	7,013	6,975	2.2
Diversified Financial Institutions & Services
Dragon Buyer Inc	(7) (20)	SOFR + 3.00%	7.30%	9/30/2031	1,995	1,986	1,978	0.6
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (20) (21)	SOFR + 6.50%	10.83%	5/23/2031	10,127	10,034	10,063	3.2
Rapyd Netherlands B.V.	(4) (13) (19) (20)	SOFR + 11.00%	15.18%	9/13/2030	30,742	27,515	27,496	8.7
						39,535	39,537	12.5
Diversified Software
ASG III, LLC	(4) (10) (20) (21)	SOFR + 6.50%	10.79%	10/31/2029	13,261	12,943	13,090	4.2
Rocket Software, Inc.	(8) (20)	SOFR + 4.25%	8.57%	11/28/2028	19,788	19,710	19,763	6.3
						32,653	32,853	10.5
Education
McKissock Investment Holdings	(9) (20)	SOFR + 5.00%	9.31%	3/12/2029	13,208	13,176	13,166	4.2
Government & Public Service
Aptean, Inc.	(9) (20) (21)	SOFR + 5.25%	9.56%	1/30/2031	29,120	28,881	28,972	9.2
Government, Risk & Compliance
Diligent Corporation	(9) (20) (21)	SOFR + 5.00%	9.31%	8/2/2030	14,961	14,829	14,920	4.7
Healthcare IT & Technology
Athenahealth Group, Inc.	(8) (20)	SOFR + 3.00%	7.32%	2/15/2029	9,886	9,832	9,787	3.1
Zelis Healthcare Corporation	(7) (20)	SOFR + 3.25%	7.57%	11/26/2031	4,988	4,963	4,866	1.5
						14,795	14,653	4.6

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

March 31, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (20) (21)	SOFR + 9.00%	13.30%	9/14/2029	16,686	$15,478	$16,012	5.1%
Infrastructure Software & DevOps
Perforce Software, Inc.	(8) (20)	SOFR + 4.75%	9.07%	3/21/2031	19,900	19,712	18,851	6.0
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (20) (21)	SOFR + 5.00%	9.31%	8/25/2028	2,026	2,012	2,013	0.6
Zinnia Corporate Holdings, LLC	(4) (13) (20) (21)	SOFR + 8.00%	12.30%	8/30/2029	26,471	25,984	26,201	8.3
						27,996	28,214	8.9
IT Security
Noynim, LLC	(4) (11) (20) (21)	SOFR + 6.00%	10.32%	11/12/2029	18,026	17,773	17,720	5.6
Solarwinds Holdings, Inc.	(7) (14) (20)	SOFR + 4.00%	—	3/12/2032	17,500	17,000	16,991	5.4
						34,773	34,711	11.0
IT Services & IT Systems Management (Ex-Security)
Acronis International	(4) (5) (6) (10) (17) (20)	SOFR + 6.85% (1.00% PIK)	11.27%	4/1/2027	20,206	19,979	20,206	6.4
Flash Charm, Inc.	(9) (20)	SOFR + 3.50%	7.79%	3/2/2028	9,980	9,371	9,269	2.9
Redwood Services Group, LLC	(4) (6) (9) (20) (21)	SOFR + 5.25%	9.55%	6/15/2029	26,563	26,165	26,196	8.3
SMR Holdings, LLC	(4) (10) (20) (21)	SOFR + 5.75%	10.05%	12/24/2029	41,000	40,334	40,387	12.8
						95,849	96,058	30.4
Media, Entertainment & Publishing
MH Sub I, LLC	(8) (20)	SOFR + 4.25%	8.57%	12/31/2031	17,840	17,609	16,769	5.3
Real Estate
InhabitIq, Inc.	(4) (9) (20) (21)	SOFR + 4.50%	8.82%	1/12/2032	20,671	20,539	20,521	6.5
MRI Software, LLC	(10) (20) (21)	SOFR + 4.75%	9.05%	2/10/2027	23,482	23,364	23,267	7.4
						43,903	43,788	13.9
Telecom Services & IT Hardware
Ark Data Centers, LLC	(4) (9) (20) (21)	SOFR + 4.75%	9.05%	11/27/2030	21,625	21,029	20,950	6.7
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (6) (7) (20)	SOFR + 6.00%	10.42%	5/16/2031	15,774	15,486	16,247	5.2
Softeon, Inc.	(4) (9) (20) (21)	SOFR + 5.75%	10.05%	11/20/2030	12,375	12,109	12,201	3.9
						27,595	28,448	9.1
Utilities & Utility Equipment and Services
Enverus Holdings, Inc.	(9) (20) (21)	SOFR + 5.50%	9.82%	12/24/2029	17,000	16,775	16,962	5.4
Total First-Lien Debt						588,967	589,096	187.0

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

March 31, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4)	N/A	16.00%	5/16/2034	4,320	$4,276	$4,320	1.4%
Metropolis Technologies, Inc.	(4)	N/A	17.50%	5/16/2034	480	456	480	0.2
Total Preferred Equity						4,732	4,800	1.6
Other Equity
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (15) (19)			9/13/2030	80,991	2,938	2,938	0.9
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (15)			5/16/2034	280	20	285	0.1
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19)			9/14/2029	19,200	1,312	1,344	0.4
Total Other Equity						4,270	4,567	1.4
Total Investments - non-controlled/non-affiliated						597,969	598,463	190.0
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						54,912	54,912	17.5
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$652,881	$653,375	207.5%

1.
Unless otherwise indicated, all investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquartered in the United States. All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for all debt investment and preferred equity. Unit amount is presented for Other Equity.
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
3.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser or under the direction of the Board of Directors (the “Board”) (see Note 3, Fair Value Investments), pursuant to the Company’s valuation policy.
5.
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, nonqualifying assets represented 11.4% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of March 31, 2025 was 0.50%.
9.
The interest rate floor on these investments as of March 31, 2025 was 0.75%.
10.
The interest rate floor on these investments as of March 31, 2025 was 1.00%.
11.
The interest rate floor on these investments as of March 31, 2025 was 1.25%.
12.
The interest rate floor on these investments as of March 31, 2025 was 1.50%.
13.
The interest rate floor on these investments as of March 31, 2025 was 2.00%.
14.
For unsettled positions the interest rate is not presented.
15.
Equity investment that is a non-income producing security.
16.
The Company uses an internally developed industry classification system which was developed using the Global Industry Classification Standard ("GICS"®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.
17.
The headquarters of this portfolio company is located in Switzerland.
18.
The headquarters of this portfolio company is located in Luxembourg.
19.
The headquarters of this portfolio company is located in Netherlands.
20.
All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 5. Borrowings).
21.
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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

March 31, 2025

(dollars in thousands, except share and per share data)

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed Draw	1/30/2031	$10,640	$-
Aptean, Inc.	Delayed Draw	1/30/2031	9,460	-
Aptean, Inc.	Revolver	1/30/2031	2,969	(74)
Aptean, Inc.	Delayed Draw	1/30/2031	861	(2)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	12,125	(218)
Ark Data Centers, LLC	Revolver	11/27/2030	3,750	(68)
ASG III, LLC	Delayed Draw	10/31/2029	4,388	(55)
ASG III, LLC	Revolver	10/31/2029	1,325	(10)
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	(5)
CB Buyer Inc.	Delayed Draw	7/1/2031	3,168	(19)
CB Buyer Inc.	Revolver	7/1/2031	1,579	(9)
Cdata Software, Inc.	Delayed Draw	7/18/2030	2,041	(13)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,735	(11)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(16)
Databricks, Inc.	Delayed Draw	12/31/2030	4,500	34
Diligent Corporation	Delayed Draw	8/2/2030	3,400	-
Diligent Corporation	Revolver	8/2/2030	1,657	(41)
Enverus Holdings, Inc.	Delayed Draw	12/24/2029	316	-
Enverus Holdings, Inc.	Revolver	12/24/2029	1,267	(38)
InhabitIQ, Inc.	Delayed Draw	1/12/2032	5,742	(29)
InhabitIQ, Inc.	Revolver	1/12/2032	3,589	(18)
Integrity Marketing Acquisition, LLC	Delayed Draw	8/25/2028	2,958	(7)
Mews Systems B.V.	Delayed Draw	9/14/2029	377	(15)
MRI Software, LLC	Revolver	2/10/2027	1,378	(38)
Noynim, LLC	Delayed Draw	11/12/2029	14,019	(126)
Noynim, LLC	Revolver	11/12/2029	1,986	(18)
OEConnection LLC	Delayed Draw	4/22/2031	1,693	4
OEConnection LLC	Revolver	4/22/2031	2,116	5
Redwood Services Group, LLC	Delayed Draw	6/15/2029	9,961	(100)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	215	(2)
SMR Holdings, LLC	Revolver	12/24/2029	2,750	(39)
Softeon, Inc.	Delayed Draw	11/20/2030	3,333	(33)
Softeon, Inc.	Delayed Draw	11/20/2030	1,667	-
Softeon, Inc.	Revolver	11/20/2030	1,667	(17)
SumUp Holdings Midco S.à r.l	Delayed Draw	5/23/2031	2,532	(13)
Zinnia Corporate Holdings, LLC	Delayed Draw	8/30/2029	3,529	(32)
Total unfunded commitments			$129,095	$(1,023)

22.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of March 31, 2025
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$520,712	87.1%	$520,404	86.9%
Luxembourg	10,034	1.7	10,063	1.7
Netherlands	47,244	7.9	47,790	8.0
Switzerland	19,979	3.3	20,206	3.4
Total	$597,969	100.0%	$598,463	100.0%

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (20)	SOFR + 3.25%	7.58%	7/6/2029	9,975	$9,997	$9,856	3.7%
OEConnection LLC	(9) (20) (21)	SOFR + 5.00%	9.36%	4/22/2031	19,402	19,178	19,352	7.3
						29,175	29,208	11.0
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (20) (21)	SOFR + 6.50%	10.86%	3/19/2031	17,578	17,310	17,480	6.6
CData Software, Inc.	(4) (9) (20) (21)	SOFR + 6.25%	10.57%	7/18/2030	23,163	22,743	22,796	8.6
Databricks, Inc.	(7) (14)	SOFR + 4.50%	-%	12/31/2030	20,000	19,878	20,061	7.5
Inmar, Inc.	(8) (20)	SOFR + 5.00%	9.33%	10/30/2031	9,975	9,926	10,020	3.8
						69,857	70,357	26.5
Diversified Business Services
CB Buyer Inc.	(4) (9) (20) (21)	SOFR + 5.25%	9.61%	7/1/2031	14,336	14,166	14,216	5.3
Diversified Financial Institutions & Services
Dragon Buyer Inc	(7) (20)	SOFR + 3.25%	7.58%	9/30/2031	7,000	6,966	7,023	2.6
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (20) (21)	SOFR + 6.50%	11.01%	5/23/2031	10,127	10,031	10,032	3.8
						16,997	17,055	6.4
Diversified Software
ASG III, LLC	(4) (10) (20) (21)	SOFR + 6.50%	11.09%	10/31/2029	13,261	12,929	13,042	4.9
Rocket Software, Inc.	(8) (20)	SOFR + 4.25%	8.61%	11/28/2028	19,887	19,804	20,060	7.5
						32,733	33,102	12.4
Government & Public Service
Aptean, Inc.	(9) (20) (21)	SOFR + 5.00%	9.33%	1/30/2031	22,087	21,869	22,085	8.3
Government, Risk & Compliance
Diligent Corporation	(9) (20) (21)	SOFR + 5.00%	10.09%	8/2/2030	14,961	14,824	14,914	5.6
Healthcare IT & Technology
Athenahealth Group, Inc.	(8) (20)	SOFR + 3.25%	7.61%	2/15/2029	9,886	9,829	9,930	3.7
Zelis Healthcare Corporation	(7) (20)	SOFR + 3.25%	7.61%	11/26/2031	5,000	4,975	5,014	1.9
						14,804	14,944	5.6
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (20) (21)	SOFR + 9.00%	13.36%	9/14/2029	16,153	14,897	15,069	5.7
Infrastructure Software & DevOps
Perforce Software, Inc.	(8) (20)	SOFR + 4.75%	9.11%	3/21/2031	19,950	19,754	19,734	7.4

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2024

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (20) (21)	SOFR + 5.00%	9.51%	8/25/2028	2,031	$2,016	$2,006	0.8%
Zinnia Corporate Holdings, LLC	(4) (13) (20) (21)	SOFR + 8.00%	12.34%	8/30/2029	26,471	25,964	26,021	9.8
						27,980	28,027	10.6
IT Security
Noynim, LLC	(4) (11) (20) (21)	SOFR + 6.00%	10.45%	11/12/2029	17,132	16,868	16,791	6.3
IT Services & IT Systems Management (Ex-Security)
Acronis International	(4) (5) (6) (10) (17) (20)	SOFR + 6.85% 1.00% PIK	11.50%	4/1/2027	20,156	19,904	20,156	7.6
Banff Merger Sub, Inc.	(7) (20)	SOFR + 3.75%	8.34%	7/30/2031	6,498	6,476	6,559	2.5
Redwood Services Group, LLC	(4) (6) (9) (20) (21)	SOFR + 6.25%	10.68%	6/15/2029	18,788	18,498	18,788	7.1
SMR Holdings, LLC	(4) (10) (20) (21)	SOFR + 5.75%	10.09%	12/24/2029	41,000	40,305	40,345	15.2
						85,183	85,848	32.4
Media, Entertainment & Publishing
MH Sub I, LLC	(8) (20)	SOFR + 4.25%	8.61%	5/3/2028	17,912	17,727	17,942	6.7
Real Estate
MRI Software, LLC	(10) (20) (21)	SOFR + 4.75%	9.08%	2/10/2027	23,544	23,411	23,559	8.9
Telecom Services & IT Hardware
Ark Data Centers, LLC	(4) (9) (20) (21)	SOFR + 4.75%	9.08%	11/27/2030	21,250	20,633	20,500	7.7
GoTo Group, Inc.	(7) (20)	SOFR + 4.75%	9.30%	4/28/2028	14,077	13,197	12,863	4.8
						33,830	33,363	12.5
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (6) (7) (20)	SOFR + 6.00%	10.46%	5/16/2031	15,814	15,517	15,616	5.9
Softeon, Inc.	(4) (9) (20) (21)	SOFR + 5.75%	10.08%	11/20/2030	12,406	12,130	12,232	4.6
						27,647	27,848	10.5
Utilities & Utility Equipment and Services
Enverus Holdings, Inc.	(9) (20) (21)	SOFR + 5.50%	9.86%	12/24/2029	16,563	16,331	16,525	6.2
Total First-Lien Debt						498,055	500,587	188.4
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4)	N/A	16.00%	5/16/2034	4,320	4,277	4,281	1.6
Metropolis Technologies, Inc.	(4)	N/A	17.50%	5/16/2034	480	456	459	0.2
Total Preferred Equity						4,732	4,740	1.8

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2024

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Other Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (15)			5/16/2034	280	$20	$20	0.0%
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19)			9/14/2029	192	1,312	1,227	0.5
Total Other Equity						1,332	1,247	0.5
Total Investments - non-controlled/non-affiliated						504,119	506,574	190.7
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						33,335	33,335	12.5
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$537,454	$539,909	203.2%

1.
Unless otherwise indicated, all investments held by the Company are denominated in U.S. dollars and headquartered in the United States. All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for all debt investment and preferred equity. Unit amount is presented for Other Equity.
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
3.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser or under the direction of the Board (see Note 3, Fair Value Investments), pursuant to the Company’s valuation policy.
5.
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, nonqualifying assets represented 8.6% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of December 31, 2024 was 0.50%.
9.
The interest rate floor on these investments as of December 31, 2024 was 0.75%.
10.
The interest rate floor on these investments as of December 31, 2024 was 1.00%.
11.
The interest rate floor on these investments as of December 31, 2024 was 1.25%.
12.
The interest rate floor on these investments as of December 31, 2024 was 1.50%.
13.
The interest rate floor on these investments as of December 31, 2024 was 2.00%.
14.
For unsettled positions the interest rate is not presented.
15.
Equity investment that is a non-income producing security.
16.
The Company uses an internally developed industry classification system which was developed using the GICS® as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.
17.
The headquarters of this portfolio company is located in Switzerland.
18.
The headquarters of this portfolio company is located in Luxembourg.
19.
The headquarters of this portfolio company is located in Netherlands.
20.
All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 5. Borrowings).
21.
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

22.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

1.
ORGANIZATION

Vista Credit Strategic Lending Corp. (the “Company”) is incorporated under the laws of the State of Maryland and was formed on March 15, 2022, its date of inception (“Inception Date”). The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Vista Credit BDC Management, L.P. (the “Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser provides the administrative services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). The Adviser is a wholly owned subsidiary of VEP Group, LLC (together with its affiliates, including Vista Credit Partners, L.P., “Vista”).

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

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further informations about fair value measurements.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds,U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are denominated in U.S.dollars and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued, recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of March 31, 2025 and 2024, there were one and one loans in the portfolio, respectively, that earned PIK income. For the three months ended March 31, 2025 and 2024, the Company earned $51 and $19 of PIK interest income, respectively.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of March 31, 2025 or December 31, 2024.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2025 and 2024, the Company earned $288 and $142, respectively, in other income, primarily from unused fees.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued, recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2025 and 2024, the Company earned $191 and $0, respectively, in dividend income.

Offering Costs

Offering costs will be borne by the Company and have been advanced from the Adviser subject to recoupment. Costs associated with the Private Offering of the Company are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from the commencement of operations. These costs consist primarily of legal fees and other fees incurred in connection with the Private Offering.

For the three months ended March 31, 2025, the Company incurred $242 of offering costs, and amortized $21 of offering costs. For the three months ended March 31, 2024, the Company incurred $96 of offering costs, and amortized $629 of offering costs. Refer to Note 4. Related Party Transactions for further details on the Expense Support Agreement (as defined below).

Deferred Financing Costs, Interest Expense, and Credit Facility Fees

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

As of March 31, 2025 and December 31, 2024, the Company had $2,470 and $2,867 of deferred financing costs, respectively. Amortization expense for deferred financing costs for the three months ended March 31, 2025 and 2024 were $397 and $218, respectively.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales or transfers of assets.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

3.
FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of ASC 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2025 and 2024, there were no transfers from level 3 to level 2 that was a result of changes in the observability of significant inputs for these portfolio companies.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$264,230	$324,866	$589,096
Preferred equity	-	-	4,800	4,800
Other equity	-	-	4,567	4,567
Total	$-	$264,230	$334,233	$598,463

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$235,497	$265,090	$500,587
Preferred equity	-	-	4,740	4,740
Other equity	-	-	1,247	1,247
Total	$-	$235,497	$271,077	$506,574

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended March 31, 2025
	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$265,090	$5,987	$271,077
Purchases	58,455	2,939	61,393
Paydowns	(208)	-	(208)
Accretion of discount	260	-	260
PIK interest	51	-	51
Net change in unrealized appreciation	1,218	441	1,659
Transfers out of Level 3	-	-	-
Balance, end of period	$324,866	$9,367	$334,233
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	1,218	441	1,659

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Financial Assets For the Three Months Ended March 31, 2024
	First-Lien Debt	Total
Balance, beginning of period	$57,510	$57,510
Purchases	50,779	50,779
Paydowns	-	-
Accretion of discount	59	59
PIK interest	2	2
Net change in unrealized appreciation	325	325
Balance, end of period	$108,675	$108,675
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	325	325

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

Determination of fair value of Level 3 debt and equity investments involves subjective judgments and estimates.As part of the valuation process, the factors that may be taken into account in determining the fair value of the Company’s investments, include, as relevant: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser’s valuation committee will consider whether the pricing indicated by the external event corroborates its valuation.

The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The Adviser may also employ other valuation multiples to determine enterprise value, such as revenues. The Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size,profitability and growth expectations.The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2025:

				Range
	Fair Value as of March 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$276,849	Yield Analysis	Discount Rate	9.30%	15.75%	11.24%
	48,017	Recent Transactions	Transaction Price	98.50	99.00	98.79
Preferred equity	4,800	Yield Analysis	Discount Rate	116.93%	116.93%	116.93%
Other equity	285	Market Approach	EBITDA Multiple	18.7x	18.7x	18.7x
	4,282	Market Approach	Revenue Multiple	7.4x	10.0x	8.2x
Total investments	$334,233

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2024:

				Range
	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$187,455	Yield Analysis	Discount Rate	9.70%	15.80%	12.20%
	77,635	Recent Transactions	Transaction Price	98.00	99.00	98.48
Preferred equity	4,740	Yield Analysis	Discount Rate	17.00%	19.70%	17.26%
Other equity	20	Market Approach	EBITDA Multiple	16.8x	16.8x	16.8x
	1,227	Market Approach	Revenue Multiple	8.25x	10.25x	9.25x
Total first-lien debt	$271,077

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

The significant unobservable input used in the market approach for equity securities is the performance multiple,which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.

Financial Instruments Disclosed but Not Carried at Fair Value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$295,150	$295,150	$227,150	$227,150
Total borrowings	$295,150	$295,150	$227,150	$227,150

Secured borrowings as of March 31, 2025 and December 31, 2024 consist of borrowings under the SMBC Credit Facility and the DB Credit Facility (each as defined in Note 5. Borrowings). Given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

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

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three months ended March 31, 2025 and 2024 was $854 and $240, respectively. The $854 remains payable as of March 31, 2025.

The Incentive Fee consists of two components: the investment income component (the “Investment Income Incentive Fee”), and the capital gains component (the “Capital Gains Incentive Fee”). The two components are independent of each other, with the result that one component may be payable even if the other is not.

(i)
Investment Income Incentive Fee

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

The Company will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
•
100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up”; and
•
12.5% of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.43% (5.72% annualized).

For the three months ended March 31, 2025 and 2024, the Company incurred an Investment Income Incentive Fee of $809 and $0, respectively. The $809 remains payable as of March 31, 2025.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

(ii)
Capital Gains Incentive Fee

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

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gain Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2025, the Company had a reversal in the Capital Gains Incentive Fee of $(262), and as of March 31, 2025 there was a $45 Capital Gain Incentive Fee payable, none of which is contractually payable under the terms of the Investment Advisory Agreement. For the three months ended March 31, 2024, the Company incurred a Capital Gains Incentive Fee of $28, none of which was contractually payable under the terms of the Investment Advisory Agreement.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three months ended March 31, 2025 and 2024, $1,401 and $268 of management and incentive fees were incurred, respectively, and $1,707 and $1,517 remain payable as of March 31, 2025 and December 31, 2024, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $319 and $404, respectively, in administrative service fees under the Administration Agreement, of which $109 and $0, respectively, were waived by the Adviser. As of March 31, 2025 and December 31, 2024, $485 and $275, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser pursuant to which the Adviser elected to pay $3.0 million of the Company's organization and offering costs.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company has not made any Reimbursement Payments to the Adviser. As of March 31, 2025 and December 31, 2024, $3,000 and $3,000, respectively, of the Company’s expenses are subject to the Expense Support Agreement and $1,078 and $332 respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.

Board of Directors

The Board currently consists of five members, three of whom are independent directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three months ended March 31, 2025 and 2024, the Company incurred $66 and $68, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of March 31,

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

2025 and December 31, 2024, $3 and $71, respectively, was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Commitments

Total capital commitments as of March 31, 2025 and December 31, 2024, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three months ended March 31, 2025 and 2024, VHG Capital, L.P. purchased 138,423.924 and 218,684.510 shares of common stock, respectively, for a total purchase price of $2,712 and $4,286, respectively.

5.
BORROWINGS

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, asset coverage was 206.6% and 217.0%, respectively.

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

The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of March 31, 2025 and December 31, 2024.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. VCSL Funding 1 was in compliance with all covenants and other requirements as of March 31, 2025 and December 31, 2024.

The Company’s debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$61,250	$38,750	$38,750
DB Credit Facility	275,000	233,900	41,100	15,538

	As of December 31, 2024
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$60,250	$39,750	$39,750
DB Credit Facility	275,000	166,900	108,100	75,543

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three months ended March 31, 2025 and 2024, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$4,623	$1,182
Facility unused commitment fee	285	125
Amortization of deferred financing costs	397	218
Total interest expense and credit facility fees	$5,305	$1,525
Cash paid for interest expense and credit facility fees	$4,972	$1,115
Weighted average contractual interest rate (1)	6.84%	7.94%
Average principal debt outstanding	$273,328	$58,734

(1)
Weighted average contractual interest rate for the three months ended March 31, 2025 and 2024 is calculated as interest expense (excludes unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of March 31, 2025 and December 31, 2024, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2025	December 31, 2024
Interest expense payable	$1,707	$1,376
Unused commitment fee payable	109	107
Total interest expense and credit facility fees payable	$1,816	$1,483

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

6.
COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2025 or December 31, 2024, for any such exposure.

A summary of significant contractual payment obligations was as follows as of March 31, 2025:

	Payments Due by Period As of March 31, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$61,250	$-	$61,250	$-	$-
DB Credit Facility	233,900	-	-	233,900	-

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2025 and December 31, 2024:

	Par Value as of
	March 31, 2025	December 31, 2024
Delayed draw loan commitments	$98,661	$68,679
Revolving loan commitments	30,434	26,594
Total unfunded commitments	$129,095	$95,273

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

7.
FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
Per Share Data:
Net asset value per share, beginning of period	$19.80	$19.60
Net investment income (loss) (1)	0.42	0.02
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.15)	0.03
Net increase (decrease) in net assets resulting in operations	0.27	0.05
Shareholder distributions from net investment income (3)	(0.48)	—
Net asset value per share, end of period	$19.59	$19.65
Number of shares outstanding, end of period	16,052,310.855	5,850,392.831
Total return based on net asset value (4)	1.35%	0.26%
Net assets, end of period	$314,496	$114,978
Ratio to average net assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	2.62%	3.93%
Expenses before incentive fees, after waivers and reimbursements of expenses	2.58%	3.60%
Expenses after incentive fees, before waivers and reimbursements of expenses	2.81%	3.96%
Expenses after incentive fees and waivers and reimbursements of expenses	2.77%	3.63%
Net investment income (loss)	2.04%	0.08%
Interest expense and credit facility fees	1.83%	1.61%
Ratio/Supplemental Data:
Asset coverage, end of period	206.55%	236.47%
Portfolio turnover	4.54%	9.47%
Total committed capital, end of period	$554,226	$466,637
Ratio of total contributed capital to total committed capital, end of period	57.08%	24.90%
Weighted-average shares outstanding	13,990,345.513	3,921,709.266

(1)
Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period.
(3)
The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(4)
Total return is based on the change in net asset value per common share during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. The total return has not been annualized.
(5)
These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each quarter of the reporting period.
8.
NET ASSETS

The Company has the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.

As of March 31, 2025 and December 31, 2024, the Company had $247,876 and $277,876, respectively, of uncalled capital commitments from Stockholders, $10,000 and $15,000, respectively, of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of the Company’s aggregate commitments, and $23,365 and $26,077, respectively, of which is from entities affiliated with or related to the Adviser.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Shares issued and outstanding as of March 31, 2025 and December 31, 2024 were 16,052,310.855 and 13,426,673.156, respectively. The following table summarizes activity in the number of shares issued during the three months ended March 31, 2025 and 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
Three Months Ended March 31, 2024:
3/26/2024	2,040,816.328	$40,000	$19.60
Three Months Ended March 31, 2025:
1/6/2025	213,131.313	4,220	19.80
1/8/2025	6,383.522	126	19.79
2/3/2025	273,654.822	5,391	19.70
2/6/2025	6,937.876	137	19.80
3/3/2025	586,080.184	11,475	19.58
3/6/2025	8,056.415	159	19.70
3/31/2025	1,531,393.567	30,000	19.59

The following table summarizes the Company's distributions declared during the three months ended March 31, 2025 (there were no distributions declared during the three months ended March 31, 2024):

Declared Date	Record Date	Payment Date	Dividends per Share
1/30/2025	1/31/2025	2/6/2025	$0.16
2/28/2025	2/28/2025	3/6/2025	0.16
3/28/2025	3/28/2025	4/7/2025	0.16

The following table reflects the shares issued pursuant to the dividend reinvestment program during the three months ended March 31, 2025 (there were no distributions reinvested during the three months ended March 31, 2024):

Declared Date	Record Date	Payment Date	Shares Issued
1/30/2025	1/31/2025	2/6/2025	6,937.876
2/28/2025	2/28/2025	3/6/2025	8,056.415

9.
EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$3,827	$301
Weighted average shares outstanding	13,990,345.513	3,921,709.266
Basic and diluted earnings (loss) per share	$0.27	$0.08

10.
SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker(“CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

11.
SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On April 7, 2025, the Company amended the DB Credit Facility to allow for the Company to increase the maximum commitment from $275,000 up to $350,000 upon two business day’s written notice. Additionally, the DB Credit Facility was amended to provide that borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus (i) 2.15% per annum (reduced from 2.40% per annum) during the Revolving Period, and (ii) 2.30% per annum (reduced from 2.90% per annum) following expiration of the Revolving Period for the remaining term of the DB Credit Facility.

On April 28, 2025 the Company redeemed 19,735.281 shares for total proceeds of $386,614 subject to a tender offer document filed with the SEC on March 24, 2025.

On April 30, 2025 the Company declared a distribution for our common stock of $0.16 per share, payable on May 8, 2025 to shareholders of record as of April 30, 2025.

As of May 1, 2025, the Company sold shares of our common stock with the final number of shares being determined within 20 business days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. (the “Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025. This discussion also should be read in conjunction with the “Forward Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward- looking statements.

Overview

We were incorporated under the laws of the State of Maryland on March 15, 2022. We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have also elected to be treated, and intend to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying” assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

We invest in “middle market companies,” which we define to generally mean companies with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled business sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high yield and syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). The enterprise value of our borrowers typically range from $500 million to over $5.0 billion. Our target credit investments will typically have maturities between three and seven years with an average duration between three and five years and generally range in size between $10 million and $75 million. The investment size will vary based on numerous factors, including the size of our capital base.

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

On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of March 31, 2025, we had received capital commitments totaling $564.2 million, $10 million of which is contingent on receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments. As of March 31, 2025, we have issued 16,052,310.855 shares of our common stock, for gross proceeds of $317.0 million.

Total capital commitments as of March 31, 2025, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of March 31, 2025, VHG Capital, L.P. had purchased 1,346,958.815 shares of common stock for a total purchase price of $26.6 million.

Investments

Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

Revenues

We generate revenues primarily in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain payment-in-kind (“PIK”) provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan. Our target credit investments will typically have maturities between three and seven years.

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

Portfolio and Investment Activity

Portfolio Composition

Below is a summary of certain characteristics of our investment portfolio as of March 31, 2025 and December 31, 2024. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

	As of March 31, 2025	As of December 31, 2024
Number of investments	86	72
Number of portfolio companies	35	31
Weighted average loan-to-value (“LTV”)(1)	35.7%	36.5%
Weighted average gross margin(2)	64.1%	68.0%
Weighted average EBITDA margin(3)	36.5%	34.9%
Weighted average yield to maturity (“YTM”)(4)	10.7%	10.5%
Percentage of total investments at fair value
First-lien debt	98.4%	98.8%
Preferred and Other Equity	1.6%	1.2%
Percentage of debt investments at fair value
Floating rate(5)	100.0%	100.0%
Fixed interest rate	0.0%	0.0%

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
(2)
Gross margin is calculated as gross profit divided by total revenue of the portfolio company. Excludes two portfolio company investment where gross margin is not reported by the portfolio company.
(3)
EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes five portfolio company investments where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4)
YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.
(5)
Primarily subject to interest rate floors.

Our investment activity for the three months ended March 31, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Investments:
Total investments at amortized cost, beginning of period	$504,119	$104,685
New investments purchased	118,571	88,698
Net accretion of discount on investments	356	202
PIK interest capitalized	51	2
Investments sold or repaid	(25,128)	(13,509)
Total investments at amortized cost, end of period	$597,969	$180,078

The industry(1) compositions of the portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Automobiles & Automobile Parts	5.4%	5.3%	5.8%	5.8%
Data & Analytics	11.7	11.8	13.9	13.9
Diversified Business Services	2.5	2.5	2.8	2.8
Diversified Consumer Services	1.2	1.2
Diversified Financial Institutions & Services	7.1	7.1	3.4	3.4
Diversified Software	5.5	5.5	6.5	6.5
Education	2.2	2.2	-	-
Government & Public Service	4.8	4.8	4.3	4.4
Government, Risk & Compliance	2.5	2.5	2.9	2.9
Healthcare IT & Technology	2.5	2.4	2.9	3.0
Hotels, Restaurants & Leisure	2.8	2.9	3.2	3.2
Infrastructure Software & DevOps	3.3	3.1	3.9	3.9
Insurance	4.7	4.7	5.6	5.5
IT Security	5.8	5.8	3.3	3.3
IT Services & IT Systems Management (Ex-Security)	16.1	16.2	16.9	16.9
Media, Entertainment & Publishing	2.9	2.8	3.5	3.5
Real Estate	7.3	7.3	4.6	4.7
Telecom Services & IT Hardware	3.5	3.5	6.7	6.6
Transportation, Logistics & Supply Chain	5.4	5.6	6.4	6.4
Utilities & Utility Equipment and Services	2.8	2.8	3.2	3.3
Total	100.0%	100.0%	100.0%	100.0%

(1)
The Company uses an internally developed industry classification system which was developed using the Global Industry Classification Standard (GICS®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.

As of March 31, 2025 and December 31, 2024, investments consisted of the following:

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$588,967	$589,096	$498,055	$500,587
Preferred Equity	4,732	4,800	4,732	4,740
Other Equity	4,270	4,567	1,332	1,247
Total	$597,969	$598,463	$504,119	$506,574

The weighted average investment income yields(1) for our first lien debt, based on the amortized cost and fair value were as follows:

	For the Three Months Ended March 31, 2025		For the Year Ended December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien debt	10.3%	10.3%	11.0%	11.0%

(1)
The investment income yield is calculated as (a) the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of March 31, 2025, all of our first-lien debt investments were performing and current on their interest payments.

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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025		As of December 31, 2024
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$45,733	7.6%	$47,953	9.5%
Internal Risk Rating 2	552,730	92.4	458,621	90.5
Internal Risk Rating 3 (1)	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$598,463	100.0%	$506,574	100.0%

(1)
One investment was inadvertently previously presented in the Internal Risk Rating "3" category as of December 31, 2024. The table has been updated to correctly identify the investment in the Internal Risk Rating "2" category.

As of March 31, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 1.92 and 1.93, respectively.

Consolidated Results of Operations

For the three months ended March 31, 2025 and 2024

Net increase (decrease) in net assets resulting from operations varies from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets since commencing operations in the fourth quarter of 2023. As a result, year-over-year comparisons of operating results may not be meaningful.

Investment Income

Investment income for the three months ended March 31, 2025 and 2024:

(In thousands)	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
First-lien debt	$13,771	$3,520
Preferred stock dividends	191	-
Total Investment Income	$13,962	$3,520

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025, there were no debt investments on non-accrual status.

Total investment income increased from $3.5 million for the three months ended March 31, 2024 to $14.0 million for the three months ended March 31, 2025 due to the increase in our investment portfolio from $180.1 at March 31, 2024 to $598.5 million at March 31, 2025. Our weighted average investment income yield on total investments at amortized cost and fair value was 10.3% and 10.3%, respectively, as of March 31, 2025, and 11.0% and 11.0%, respectively, as of December 31, 2024. The decrease in the weighted average yield on total investments was primarily due to a decline in the underlying Secured Overnight Financing Rate that is utilized to set the interest rate our variable rate loans.

Net investment income after giving effect to any expenses support and waivers of expenses for the three months ended March 31, 2025 and 2024 was as follows:

(In thousands)	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Total investment income	$13,962	$3,520
Total expenses	8,146	3,757
Expense support and waivers	(109)	(313)
Net expenses after expense support and waivers	8,037	3,444
Net investment income	$5,925	$76

Waiver of expenses for the three months ended March 31, 2025 are due to voluntarily waived costs and expenses due to the Advisor under the Administration Agreement. Waivers and reimbursement of expenses for the three months ended March 31, 2024 represents the amounts reimbursed by the Adviser pursuant to the Expense Support Agreement. See Note 4, Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.

Expenses

Expenses for the three months ended March 31, 2025 and 2024:

(In thousands)	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Expenses:
Interest expense and credit facility fees	$5,305	$1,525
Offering costs	21	629
Professional fees	456	439
Administrative service fees	319	404
Other general and administrative expenses	522	363
Management fees	854	240
Directors fees	66	68
Insurance costs	56	61
Incentive fees	547	28
Total expenses before expense support and waivers	8,146	3,757
Expense support and waivers	(109)	(313)
Net expenses after expense support and waivers	$8,037	$3,444

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

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2025	$3,000	$-	$3,000
December 31, 2024	3,000	-	3,000

For the Three Months Ended March 31, 2025 and 2024

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2025, we recorded a realized loss on one investment totaling approximately $(136) thousand. During the three months ended March 31, 2025 and 2024, we recorded unrealized appreciation on 51 and 15 investments totaling approximately $4.3 million and $272 thousand, respectively, and unrealized depreciation on 34 and 16 investments of approximately $(3.8) million and $(47) thousand, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 and 2024 were as follows:

(In thousands)	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net realized gain (loss) on investments	$(136)	$-
Net change in unrealized appreciation (depreciation) on investments	(1,962)	225
Net realized and unrealized gain (loss) on investments	$(2,098)	$225

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

As of March 31, 2025 and December 31, 2024, we had $54.9 million and $33.3 million, respectively, in cash, cash equivalents and restricted cash. For the three months ended March 31, 2025, our cash and cash equivalents balance increased by $21.6 million. During that period, $(98.8) million was used in operating activities, primarily due to investment purchases of $(126.3) million, offset by $25.1 million in repayments of investments in portfolio companies. During the same period, $120.4 million was provided by financing activities, consisting primarily of proceeds from issuance of shares of common stock of $51.1 million and net proceeds from secured borrowings of $68.0 million.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our Stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of March 31, 2025, asset coverage was 206.6% and the asset coverage per unit was $2,066.

On November 14, 2023, we entered into a revolving credit facility (as amended, the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). Effective October 4, 2024, we decreased the maximum borrowing capacity under the SMBC credit facility from $200.0 million to $100.0 million. Borrowings under the SMBC Credit Facility may be base rate loans, eurocurrency loans or risk-free rate loans (i.e., loans bearing interest based on SOFR or the Sterling Overnight Interbank Average Rate (“SONIA”)). For any base rate loan, the applicable margin will be 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR is unavailable, the applicable SOFR in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month Euro Interbank Offered Rate (“EURIBOR”), SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company will pay to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.

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

On June 26, 2024 (the “Effective Date”) we entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). As of March 31, 2025 and December 31, 2024, the maximum commitment was $275.0 million. The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. During the Revolving Period, borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus 2.40% per annum. Following expiration of the Revolving Period, the interest rate on outstanding borrowings under the DB Credit Facility will equal the base rate plus 2.90% per annum for the remaining term of the DB Credit Facility. The base rate under the DB Credit Facility is three-month SOFR. A facility agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day.

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

As of March 31, 2025, we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 5. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The Credit Facilities consisted of the following as of March 31, 2025:

	As of March 31, 2025
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$61,250	$38,750	$38,750
DB Facility	275,000	233,900	41,100	15,538

(1)
The unused portion is the amount upon which unused commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and borrowing base calculations.

The Credit Facilities consisted of the following as of December 31, 2024:

	As of December 31, 2024
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$60,250	$39,750	$39,750
DB Facility	275,000	166,900	108,100	75,543

(1)
The unused portion is the amount upon which unused commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and borrowing base calculations.

Equity

As of March 31, 2025, we had $247.9 million of uncalled capital commitments from stockholders, $10.0 million of which is contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of our aggregate commitments, including $23.4 million from entities affiliate with or related to our Adviser.

	As of March 31, 2025				As of December 31, 2024
(In thousands)	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$554,226	(1)	$237,876	57.1%	$528,140	(1)	$262,876	50.2%

(1)
Excludes $10.0 million as of March 31, 2025 and $15.0 million as of December 31, 2024, of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments.

Subscriptions and Drawdowns

We have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.

Shares issued as of March 31, 2025 were 16,052,310.855. The following table summarizes activity in the number of shares outstanding during the three months ended March 31, 2025:

Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
1/8/2025	6,383.522	126	19.79
2/3/2025	273,654.822	5,391	19.70
2/6/2025	6,937.876	137	19.80
3/3/2025	586,080.184	11,475	19.58
3/6/2025	8,056.415	159	19.70
3/31/2025	1,531,393.567	30,000	19.59

Dividends and Distributions

To the extent that we have taxable income available, we intend to make quarterly distributions to our stockholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to stockholders is determined by the Company each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, when the Company declares a cash dividend or distribution, stockholders that have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2025:

Declared Date	Record Date	Payment Date	Dividends per Share
1/30/2025	1/31/2025	2/6/2025	$0.16
2/28/2025	2/28/2025	3/6/2025	0.16
3/28/2025	3/28/2025	4/7/2025	0.16

The following table reflects the shares issued pursuant to the dividend reinvestment during the three months ended March 31, 2025:

Declared Date	Record Date	Payment Date	Shares Issued
1/30/2025	1/31/2025	2/6/2025	6,937.876
2/28/2025	2/28/2025	3/6/2025	8,056.415
3/28/2025	3/28/2025	4/7/2025	10,809.051

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

The following tables show the contractual maturities of our Credit Facilities as of March 31, 2025:

	Payments Due by Period As of March 31, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$61,250	$-	$61,250	$-	$-
DB Credit Facility	233,900	-	-	233,900	-

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2025, or December 31, 2024, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2025 and December 31, 2024:

	Par Value as of
(In thousands)	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$98,661	$68,679
Unfunded revolving commitments	30,434	26,594
Total unfunded commitments	$129,095	$95,273

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement; and
•
the License Agreement.

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

Fair Value Measurements

One of the critical accounting estimates inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Recent Developments

On April 30, 2025, the Company declared a dividend for our common stock of $0.16 per share, payable on May 8, 2025 to stockholders of record as of April 30, 2025.

On April 28, 2025, the Company redeemed 19,735.281 shares for total proceeds of $386,614 subject to a tender offer filed with the SEC on March 24, 2025.

On April 7, 2025, we amended the DB Credit Facility to allow us to increase the maximum commitment from $275 million up to $350 million upon two business day’s written notice. Additionally, the DB Credit Facility was amended to provide that borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus (i)

2.15% per annum (reduced from 2.40% per annum) during the Revolving Period, and (ii) 2.30% per annum (reduced from 2.90% per annum) following expiration of the Revolving Period for the remaining term of the DB Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.

Valuation Risk

We invest primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith in accordance with valuation policy and procedures established by our Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

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

As of each of March 31, 2025 and December 31, 2024, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of March 31, 2025. Interest expense on the Credit Facilities is calculated using the interest rate as of March 31, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our March 31, 2025 consolidated statements of assets and liabilities, the following table shows the annualized net interest income, in thousands, of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$(5,659)	$(2,952)	$(2,707)
-200 Basis Points	(11,317)	(5,903)	(5,414)
-300 Basis Points	(16,976)	(8,855)	(8,121)
+100 Basis Points	5,659	2,952	2,707
+200 Basis Points	11,317	5,903	5,414
+300 Basis Points	16,976	8,855	8,121

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2025, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K, filed with the SEC on March 14, 2025 (the “Form 10-K”), and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2024 (the “Q2 10-Q”). There have been no material changes from the risk factors disclosed in the Form 10-K.

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

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vista Credit Strategic Lending Corp.
Date: May 8, 2025	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: May 8, 2025	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer