Form 10-Q
period 2025-06-30
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2025-08-06
CIK 1919369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 25,394,218.661 shares of Class I common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $734,233 and $504,119, respectively)	$737,166	$506,574
Cash and cash equivalents	24,850	22,417
Restricted cash and cash equivalents	8,555	10,918
Receivable for interest, other income, and investments sold	4,841	3,516
Deferred offering costs	389	96
Prepaid expenses and other assets	2,832	2,978
Expense support reimbursement (Note 4)	3,000	3,000
Total assets	$781,633	$549,499
Liabilities
Secured borrowings (Note 5)	$266,100	$227,150
Payable for investments purchased	1,784	43,024
Interest and credit facility fees payable (Note 5)	1,999	1,483
Management and incentive fees payable (Note 4)	2,473	1,517
Due to Adviser (Note 4)	4,422	3,332
Distribution payable	2,914	1,663
Accrued expenses and other liabilities	1,237	1,530
Administrative service fees payable (Note 4)	735	275
Common stock proceeds received in advance	1,074	3,701
Total liabilities	282,738	283,675

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Class I common stock, $0.01 par value, 400,000,000.000 shares authorized and 25,374,033.382 issued and outstanding as of June 30, 2025; 500,000,000.000 shares authorized and 13,426,673.156 issued and outstanding as of December 31, 2024	254	134
Paid-in-capital in excess of par value	497,127	262,626
Total distributable earnings	1,514	3,064
Total net assets	498,895	265,824

Total liabilities and net assets	$781,633	$549,499

Net asset value per share	$19.66	$19.80

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments
Interest income	$16,928	$6,337	$30,411	$9,715
Dividend income	193	-	384	-
Other income	190	117	478	259
Total investment income from non-controlled/non-affiliated investments	17,311	6,454	31,273	9,974
Total investment income	17,311	6,454	31,273	9,974
Expenses:
Interest expense and credit facility fees (Note 5)	5,978	2,638	11,283	4,163
Management fees (Note 4)	1,053	379	1,907	619
Incentive fees (Note 4)	1,375	237	1,922	265
Professional fees	555	477	1,011	916
Other general and administrative expenses	671	333	1,193	697
Administrative service fees (Note 4)	329	404	648	807
Offering costs	86	640	107	1,269
Directors fees	84	73	150	141
Insurance costs	58	62	114	123
Total expenses before expense support and waivers	10,189	5,243	18,335	9,000
Expense support and waivers (Note 4)	(79)	(313)	(188)	(626)
Net expenses after expense support and waivers	10,110	4,930	18,147	8,374
Net investment income	7,201	1,524	13,126	1,600
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	(18)	-	(154)	-
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	2,441	133	478	358
Net realized and unrealized gain (loss) on investments	2,423	133	324	358
Net increase (decrease) in net assets resulting from operations	$9,624	$1,657	$13,450	$1,958
Per common share data:
Basic and diluted earnings per share (Note 9)	$0.56	$0.27	$0.86	$0.39
Basic and diluted weighted average shares outstanding (Note 9)	17,253,088.890	6,194,767.666	15,630,730.305	5,056,847.904

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	16,052,310.855	$160	$314,108	$228	$314,496
Net investment income	-	-	-	7,201	7,201
Net realized and unrealized gain (loss) on investments	-	-	-	2,423	2,423
Net increase (decrease) in net assets resulting from operations	-	-	-	9,624	9,624
Shareholder distributions
Distributions declared from net investment income	-	-	-	(8,338)	(8,338)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(8,338)	(8,338)
Capital share transactions:
Issuance of common stock	9,299,154.130	93	182,576	-	182,669
Reinvestment of shareholder distributions, net	42,303.678	1	826	-	827
Redemptions	(19,735.281)	-	(383)	-	(383)
Net increase (decrease) in net assets resulting from capital share transactions	9,321,722.527	94	183,019	-	183,113
Total increase (decrease) for the three months ended	9,321,722.527	94	183,019	1,286	184,399
Balance at June 30, 2025	25,374,033.382	$254	$497,127	$1,514	$498,895
Balance at March 31, 2024	5,850,392.831	$59	$114,451	$468	$114,978
Net investment income	-	-	-	1,524	1,524
Net realized and unrealized gain (loss) on investments	-	-	-	133	133
Net increase (decrease) in net assets resulting from operations	-	-	-	1,657	1,657
Shareholder distributions
Distributions declared from net investment income	-	-	-	(1,578)	(1,578)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(1,578)	(1,578)
Capital share transactions:
Issuance of common stock	2,337,049.004	23	45,928	-	45,951
Reinvestment of shareholder distributions, net	646.950	-	13	-	13
Net increase (decrease) in net assets resulting from capital share transactions	2,337,695.954	23	45,941	-	45,964
Total increase (decrease) for the three months ended	2,337,695.954	23	45,941	79	46,043
Balance at June 30, 2024	8,188,088.785	$82	$160,392	$547	$161,021

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
Net investment income	-	-	-	13,126	13,126
Net realized and unrealized gain (loss) on investments	-	-	-	324	324
Net increase (decrease) in net assets resulting from operations	-	-	-	13,450	13,450
Shareholder distributions
Distributions declared from net investment income	-	-	-	(15,000)	(15,000)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(15,000)	(15,000)
Capital share transactions:
Issuance of common stock	11,903,414.016	119	233,636	-	233,755
Reinvestment of shareholder distributions, net	63,681.491	1	1,248	-	1,249
Redemptions	(19,735.281)	-	(383)	-	(383)
Net increase (decrease) in net assets resulting from capital share transactions	11,947,360.226	120	234,501	-	234,621
Total increase (decrease) for the six months ended	11,947,360.226	120	234,501	(1,550)	233,071
Balance at June 30, 2025	25,374,033.382	$254	$497,127	$1,514	$498,895
Balance at December 31, 2023	3,809,576.503	$38	$74,472	$167	$74,677
Net investment income	-	-	-	1,600	1,600
Net realized and unrealized gain (loss) on investments	-	-	-	358	358
Net increase (decrease) in net assets resulting from operations	-	-	-	1,958	1,958
Shareholder distributions
Distributions declared from net investment income	-	-	-	(1,578)	(1,578)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(1,578)	(1,578)
Capital share transactions:
Issuance of common stock	4,377,865.332	44	85,907	-	85,951
Reinvestment of shareholder distributions, net	646.950	-	13	-	13
Net increase (decrease) in net assets resulting from capital share transactions	4,378,512.282	44	85,920	-	85,964
Total increase (decrease) for the six months ended	4,378,512.282	44	85,920	380	86,344
Balance at June 30, 2024	8,188,088.785	$82	$160,392	$547	$161,021

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands, except share and per share data)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,450	$1,958
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	107	1,269
Amortization of deferred financing costs	824	448
Net accretion of discount on investments	(798)	(305)
Net change in unrealized (appreciation) depreciation on investments	(478)	(358)
Net realized loss on investments	154	-
Cost of investments purchased	(298,425)	(197,174)
Proceeds from repayments of investments	28,007	21,779
Payment-in-kind interest capitalized	(292)	(53)
Change in operating assets and liabilities:
Deferred offering costs	(400)	(772)
Prepaid expenses and other assets	(115)	2
Receivable for interest, other income, and investments sold	(1,325)	(731)
Due to Adviser	1,090	(1,598)
Management and incentive fees payable	956	550
Administrative service fee payable	460	14
Interest and credit facility fees payable	516	846
Accrued expenses and other liabilities	(292)	(257)
Net cash used in operating activities	(256,561)	(174,382)
Cash flows from financing activities
Proceeds from issuance of common stock	233,755	84,369
Repurchase of common stock	(383)	-
Shareholder distributions paid	(12,501)	(1,012)
Borrowings on debt	238,700	247,000
Repayments on debt	(199,750)	(168,000)
Debt issuance costs paid	(563)	(2,251)
Common stock proceeds received in advance	(2,627)	-
Net cash provided by (used in) financing activities	256,631	160,106
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	70	(14,276)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	33,335	61,943
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$33,405	$47,667
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$10,767	$3,317
Reinvestment of shareholder distributions	1,249	13
Shareholder distributions declared	15,000	1,566
Change in distribution payable	1,251	554

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$24,850	$22,417
Restricted cash and cash equivalents	8,555	10,918
Total cash and cash equivalents and restricted cash and cash equivalents	$33,405	$33,335

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (20)	SOFR + 3.25%	7.55%	7/6/2029	9,925	$9,944	$8,313	1.7%
LeadVenture Inc.	(4) (9) (20) (21)	SOFR + 5.25%	5.25%	6/23/2032	28,933	28,436	28,408	5.7
OEConnection LLC	(9) (20) (21)	SOFR + 5.25%	9.58%	4/22/2031	22,672	22,450	22,705	4.6
						60,830	59,426	12.0
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (20) (21)	SOFR + 6.00%	10.33%	3/19/2031	17,578	17,327	17,578	3.5
CData Software, Inc.	(4) (9) (20) (21)	SOFR + 6.25%	10.55%	7/18/2030	23,163	22,773	23,047	4.6
Databricks, Inc.	(7) (14) (21)	SOFR + 4.50%	8.82%	12/31/2030	20,000	19,906	20,245	4.1
Inmar, Inc.	(8) (20)	SOFR + 4.50%	8.80%	10/30/2031	9,925	9,879	10,020	2.0
						69,885	70,890	14.2
Diversified Business Services
CB Buyer Inc.	(4) (9) (20) (21)	SOFR + 5.25%	9.55%	7/1/2031	15,602	15,438	15,513	3.1
Diversified Consumer Services
Blackhawk Network Holdings, Inc.	(10) (14) (20)	SOFR + 4.00%	8.33%	3/12/2029	6,965	6,977	7,011	1.4
Diversified Financial Institutions & Services
Rapyd Netherlands B.V.	(4) (13) (19) (20)	SOFR + 11.00%	15.18%	9/13/2030	30,742	27,606	28,652	5.7
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (20) (21)	SOFR + 6.50%	10.83%	5/23/2031	10,127	10,037	10,095	2.0
Stax Purchaser LLC	(4) (10) (20) (21)	SOFR + 6.50%	9.81%	6/6/2030	56,538	55,659	55,488	11.1
						93,302	94,235	18.8
Diversified Software
ASG III, LLC	(4) (10) (20) (21)	SOFR + 6.50%	10.78%	10/31/2029	13,900	13,591	13,776	2.8
Rocket Software, Inc.	(8) (20)	SOFR + 4.25%	8.58%	11/28/2028	19,738	19,666	19,806	4.0
						33,257	33,582	6.8
Education
McKissock Investment Holdings	(9) (20)	SOFR + 5.00%	9.27%	3/12/2029	13,167	13,137	13,209	2.6
Government & Public Service
Aptean, Inc.	(9) (20) (21)	SOFR + 4.75%	9.07%	1/30/2031	44,240	43,996	44,033	8.8
Government, Risk & Compliance
Diligent Corporation	(9) (20) (21)	SOFR + 5.00%	9.33%	8/2/2030	15,085	14,958	15,044	3.0
Healthcare IT & Technology
Athenahealth Group, Inc.	(8) (20)	SOFR + 2.75%	7.08%	2/15/2029	9,861	9,811	9,862	2.0
Zelis Healthcare Corporation	(7) (20)	SOFR + 3.25%	7.58%	11/26/2031	4,975	4,951	4,955	1.0
						14,762	14,817	3.0

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

June 30, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (20) (21)	SOFR + 9.00%	13.31%	9/14/2029	17,254	$16,095	$16,934	3.4%
Infrastructure Software & DevOps
Passport Labs, Inc.	(4) (13) (20)	SOFR + 6.75%	11.07%	4/24/2030	28,599	28,460	28,456	5.7
Perforce Software, Inc.	(8) (20)	SOFR + 4.75%	9.08%	3/21/2031	19,850	19,671	19,120	3.8
						48,131	47,576	9.5
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (20) (21)	SOFR + 5.00%	9.33%	8/25/2028	3,317	3,299	3,317	0.7
Zinnia Corporate Holdings, LLC	(4) (13) (20) (21)	SOFR + 8.00%	12.32%	8/30/2029	26,471	26,005	26,291	5.3
						29,304	29,608	6.0
IT Security
Noynim, LLC	(4) (11) (20) (21)	SOFR + 6.00%	10.31%	11/12/2029	18,686	18,445	18,414	3.7
IT Services & IT Systems Management (Ex-Security)
Acronis International	(4) (5) (6) (10) (17) (20)	SOFR + 5.85% (1.00% PIK)	11.28%	4/1/2027	20,258	20,057	20,258	4.1
Flash Charm, Inc.	(9) (20)	SOFR + 3.50%	7.78%	3/2/2028	11,901	11,116	11,194	2.2
Redwood Services Group, LLC	(4) (6) (9) (20) (21)	SOFR + 5.25%	9.55%	6/15/2029	29,869	29,477	29,502	5.9
SMR Holdings, LLC	(4) (10) (20) (21)	SOFR + 5.75%	10.05%	12/24/2029	41,000	40,362	40,672	8.2
Solarwinds Holdings, Inc.	(7) (14) (20)	SOFR + 4.00%	8.26%	3/12/2032	17,500	17,010	17,154	3.4
						118,022	118,780	23.8
Media, Entertainment & Publishing
MH Sub I, LLC	(8) (20)	SOFR + 4.25%	8.58%	12/31/2031	17,795	17,576	16,236	3.3
Real Estate
InhabitIq, Inc.	(4) (9) (20) (21)	SOFR + 4.50%	8.83%	1/12/2032	20,671	20,543	20,611	4.1
MRI Software, LLC	(10) (20) (21)	SOFR + 4.75%	9.05%	2/10/2027	23,421	23,318	23,293	4.7
						43,861	43,904	8.8
Telecom Services & IT Hardware
Ark Data Centers, LLC	(4) (9) (20) (21)	SOFR + 4.75%	9.05%	11/27/2030	22,375	21,796	21,738	4.4
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (6) (7) (20)	SOFR + 6.00%	10.43%	5/16/2031	15,734	15,456	16,206	3.2
Softeon, Inc.	(4) (9) (20) (21)	SOFR + 5.75%	10.05%	11/20/2030	12,344	12,087	12,214	2.4
						27,543	28,420	5.6
Utilities & Utility Equipment and Services
Enverus Holdings, Inc.	(9) (20) (21)	SOFR + 5.50%	9.83%	12/24/2029	17,049	16,834	17,017	3.4
Total First-Lien Debt						724,149	726,387	145.6

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

June 30, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4)	N/A	16.00%	5/16/2034	4,320	$4,277	$4,320	0.9%
Metropolis Technologies, Inc.	(4)	N/A	17.50%	5/16/2034	480	456	480	0.1
Total Preferred Equity						4,733	4,800	1.0
Other Equity
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (15) (19)			9/13/2030	80,991	2,938	3,078	0.6
Financials
HPC GPFS Arsenal Co-Invest (Cayman) LP	(21)			5/14/2036	1,081	1,081	1,080	0.2
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (15)			5/16/2034	280	20	285	0.1
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19)			9/14/2029	19,200	1,312	1,536	0.3
Total Other Equity						5,351	5,979	1.2
Total Investments - non-controlled/non-affiliated						734,233	737,166	147.8
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						33,405	33,405	6.7
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$767,638	$770,571	154.5%

1.
Unless otherwise indicated, all investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquartered in the United States. All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for all debt investment and preferred equity. Unit amount is presented for Other Equity, with the exception of HPC GPFS Arsenal Co-Invest (Cayman) LP, which presents investment cost.
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
3.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser and under the direction of the Board of Directors (the “Board”) (see Note 3, Fair Value Investments), pursuant to the Company’s valuation policy.
5.
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, nonqualifying assets represented 10.5% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of June 30, 2025 was 0.50%.
9.
The interest rate floor on these investments as of June 30, 2025 was 0.75%.
10.
The interest rate floor on these investments as of June 30, 2025 was 1.00%.
11.
The interest rate floor on these investments as of June 30, 2025 was 1.25%.
12.
The interest rate floor on these investments as of June 30, 2025 was 1.50%.
13.
The interest rate floor on these investments as of June 30, 2025 was 2.00%.
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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

June 30, 2025

(dollars in thousands, except share and per share data)

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed Draw	1/30/2031	$5,745	$(14)
Aptean, Inc.	Revolver	1/30/2031	2,969	(82)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	11,500	(196)
Ark Data Centers, LLC	Revolver	11/27/2030	3,625	(62)
ASG III, LLC	Delayed Draw	10/31/2029	3,749	(37)
ASG III, LLC	Revolver	10/31/2029	1,325	(7)
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	-
CB Buyer Inc.	Delayed Draw	7/1/2031	2,709	(12)
CB Buyer Inc.	Revolver	7/1/2031	1,579	(7)
Cdata Software, Inc.	Delayed Draw	7/18/2030	2,041	(8)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,735	(7)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(9)
Databricks, Inc.	Delayed Draw	12/31/2030	4,500	45
Diligent Corporation	Delayed Draw	8/2/2030	3,400	-
Diligent Corporation	Revolver	8/2/2030	1,533	(38)
Enverus Holdings, Inc.	Delayed Draw	12/24/2029	316	-
Enverus Holdings, Inc.	Revolver	12/24/2029	1,175	(29)
HPC GPFS Arsenal Co-Invest (Cayman) LP	Other Equity	5/14/2036	8,919	-
InhabitIQ, Inc.	Delayed Draw	1/12/2032	5,742	(11)
InhabitIQ, Inc.	Revolver	1/12/2032	3,589	(7)
Integrity Marketing Acquisition, LLC	Delayed Draw	8/25/2028	1,659	-
LeadVenture Inc.	Delayed Draw	6/23/2032	3,474	(52)
LeadVenture Inc.	Revolver	6/23/2032	2,593	(39)
MRI Software, LLC	Revolver	2/10/2027	1,378	(38)
Noynim, LLC	Delayed Draw	11/12/2029	14,019	(112)
Noynim, LLC	Revolver	11/12/2029	1,285	(10)
OEConnection LLC	Delayed Draw	4/22/2031	1,693	2
OEConnection LLC	Revolver	4/22/2031	2,116	3
Redwood Services Group, LLC	Delayed Draw	6/15/2029	6,588	(66)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	215	(2)
SMR Holdings, LLC	Revolver	12/24/2029	2,750	(21)
Softeon, Inc.	Delayed Draw	11/20/2030	3,333	(25)
Softeon, Inc.	Delayed Draw	11/20/2030	1,667	-
Softeon, Inc.	Revolver	11/20/2030	1,667	(12)
Stax Purchaser LLC	Delayed Draw	6/6/2030	4,038	(61)
Stax Purchaser LLC	Delayed Draw	6/6/2030	6,731	(101)
Stax Purchaser LLC	Revolver	6/6/2030	2,692	(40)
SumUp Holdings Midco S.à r.l	Delayed Draw	5/23/2031	2,532	(6)
Zinnia Corporate Holdings, LLC	Delayed Draw	8/30/2029	3,529	(21)
Total unfunded commitments			$134,512	$(1,082)

22.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of June 30, 2025
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$656,188	89.4%	$656,613	89.1%
Luxembourg	10,037	1.4	10,095	1.4
Netherlands	47,951	6.5	50,200	6.8
Switzerland	20,057	2.7	20,258	2.7
Total	$734,233	100.0%	$737,166	100.0%

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

On June 30, 2025, the Company filed Articles of Amendment (the “Articles of Amendment”) to its charter with the State Department of Assessments and Taxation of Maryland (“SDAT”) to rename and redesignate the authorized shares of the Company’s common stock, $0.01 par value per share, as Class I Common Stock, $0.01 par value per share (the “Class I Common Stock”). The Articles of Amendment became effective on June 30, 2025. All of the shares issued during the three and six months ended June 30, 2025 and all of shares outstanding as of June 30, 2025 were Class I Common Stock.

Also on June 30, 2025, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company reclassified and redesignated (i) 50,000,000 shares of Class I Common Stock as shares of Class S Common Stock, $0.01 par value per share (the "Class S Common Stock"), and (ii) 50,000,000 shares of Class I Common Stock as shares of Class D Common Stock, $0.01 par value per share (the "Class D Common Stock"). The Articles Supplementary became effective on June 30, 2025, immediately after the effectiveness of the Articles of Amendment. No Class S Common Stock or Class D Common Stock shares were issued during the three and six month periods ending June 30, 2025 and no Class S Common Stock or Class D Common Stock shares were outstanding at June 30, 2025.

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

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued, recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of both June 30, 2025 and December 31, 2024, there were one loan in the portfolio that earned PIK income. For the three and six months ended June 30, 2025, the Company earned $241 and $292

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

of PIK interest income, respectively. For the three and six months ended June 30, 2024, the Company earned $31 and $51 of PIK interest income, respectively.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of June 30, 2025 or December 31, 2024.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2025, the Company earned $190 and $478, respectively, in other income, primarily from unused fees. For the three and six months ended June 30, 2024, the Company earned $117 and $259, respectively, in other income, primarily from unused fees.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued, recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2025, the Company earned $193 and $384, respectively, in dividend income. For the three and six months ended June 30, 2024, the Company earned $0 and $0, respectively, in dividend income.

Offering Costs

Offering costs associated with the Private Offering and in excess of the Expense Support Agreement (defined below in Note 4.) will be borne by the Company. These offering costs are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. These costs consist primarily of legal fees and other fees incurred in connection with the Private Offering. Refer to Note 4. Related Party Transactions for further details on the Expense Support Agreement.

For the three and six months ended June 30, 2025, the Company incurred $51 and $293 of offering costs, and amortized $86 and $107 of offering costs, respectively. For the three and six months ended June 30, 2024, the Company incurred $50 and $146 of offering costs, and amortized $640 and $1,269 of offering costs, respectively.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

As of June 30, 2025 and December 31, 2024, the Company had $2,606 and $2,867 of deferred financing costs, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2025 was $427 and $824, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2024 was $229 and $448, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. For certain investments structured as interests in limited partnerships, the Company applies the practical expedient, or net asset value method, to determine the fair value of such investments.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2025, there were no transfers from Level 3 to Level 2. For the three and six months ended June 30, 2024, there was one transfer from Level 3 to Level 2 that was a result of changes in the observability of significant inputs for this one portfolio company.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$279,219	$447,168	$726,387
Other equity	-	-	4,899	4,899
Preferred equity	-	-	4,800	4,800
Total	$-	$279,219	$456,867	$736,086
Investments measured at net asset value(1)				$1,080
Total Investments				$737,166

(1)
Amount represents the Company’s investment in HPC GPFS Arsenal Co-Invest (Cayman) LP. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s interest in HPC GPFS Arsenal Co-Invest (Cayman) LP. As such, the fair value of the Company’s investment in HPC GPFS Arsenal Co-Invest (Cayman) LP has not been categorized within the fair value hierarchy.

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended June 30, 2025			Financial Assets For the Six Months Ended June 30, 2025
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$324,866	$9,367	$334,233	$265,090	$5,987	$271,077
Purchases	120,101	-	120,101	178,555	2,938	181,493
Paydowns	(223)	-	(223)	(430)	-	(430)
Accretion of discount	359	-	359	619	-	619
PIK interest	241	-	241	292	-	292
Net change in unrealized appreciation (depreciation)	1,825	331	2,156	3,043	773	3,816
Balance, end of period	$447,169	$9,698	$456,867	$447,169	$9,698	$456,867
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$1,825	$331	$2,156	$3,043	$773	$3,816

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Financial Assets For the Three Months Ended June 30, 2024			Financial Assets For the Six Months Ended June 30, 2024
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$108,676	$-	$108,676	$57,510	$-	$57,510
Purchases	80,067	4,753	84,820	130,846	4,753	135,599
Paydowns	(8,411)	-	(8,411)	(8,411)	-	(8,411)
Accretion of discount	100	-	100	159	-	159
PIK interest	51	-	51	53	-	53
Net change in unrealized appreciation (depreciation)	581	-	581	907	-	907
Transfers out of Level 3	(9,950)	-	(9,950)	(9,950)	-	(9,950)
Balance, end of period	$171,114	$4,753	$175,867	$171,114	$4,753	$175,867
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$581	-	$581	$907	-	$907

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2025:

				Range
	Fair Value as of June 30, 2025	Valuation Techniques	Significant Unobservable Inputs	Low		High		Weighted Average
First-lien debt	$334,816	Yield Analysis	Discount Rate	8.80%		15.95%		10.84%
	112,352	Recent Transactions	Transaction Price	98.50		99.50		98.75
Preferred equity	4,800	Yield Analysis	Discount Rate	10.50%		10.50%		10.50%
Other equity	285	Market Approach	EBITDA Multiple	29.50x		29.50x		29.50	x
	4,614	Market Approach	Revenue Multiple	7.5	x	10.0	x	8.33	x
Total Level 3 investments	$456,867

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2024:

				Range
	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$187,455	Yield Analysis	Discount Rate	9.70%	15.80%	12.20%
	77,635	Recent Transactions	Transaction Price	98.00	99.00	98.48
Preferred equity	4,740	Yield Analysis	Discount Rate	17.00%	19.70%	17.26%
Other equity	20	Market Approach	EBITDA Multiple	16.8x	16.8x	16.8x
	1,227	Market Approach	Revenue Multiple	8.25x	10.25x	9.25x
Total Level 3 investments	$271,077

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first-lien debt securities and preferred equity investments are discount rates and transaction prices. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in transactions prices in isolation would result in a significantly lower fair value measurement.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Financial Instruments Disclosed but Not Carried at Fair Value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$266,100	$266,100	$227,150	$227,150
Total borrowings	$266,100	$266,100	$227,150	$227,150

Secured borrowings as of June 30, 2025 and December 31, 2024 consist of borrowings under the SMBC Credit Facility and/or the DB Credit Facility (each as defined in Note 5. Borrowings). Given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4.
RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On June 16, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company’s investment program and related activities. The Board most recently approved the Investment Advisory Agreement in May 2025. For providing these services, the Adviser will receive fees from the Company consisting of two components: (1) a Management Fee and (2) an Incentive Fee (both as described below). The cost of the Management Fee and the Incentive Fee will ultimately be borne by the Company’s stockholders. No Management Fee or Incentive Fee was payable to the Adviser until the commencement of investment activities. Without payment of any penalty, the Company will have the right to terminate the Investment Advisory Agreement upon 60 days’ written notice.

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three and six months ended June 30, 2025 was $1,053 and $1,907, respectively. The Management Fee incurred for the three and six months ended June 30, 2024 was $379 and $619, respectively. As of June 30, 2025 and December 31, 2024, $1,053 and $632, respectively remain payable.

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

For the three and six months ended June 30, 2025, the Company incurred an Investment Income Incentive Fee of $1,072 and $1,881, respectively. For the three and six months ended June 30, 2024, the Company incurred an Investment Income Incentive Fee of $220 and $220, respectively. As of June 30, 2025 and December 31, 2024, $1,072 and $578, respectively, remain payable.

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

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gain Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended June 30, 2025, the Company accrued a Capital Gains Incentive Fee of $303 and $41, respectively. For the three and six months ended June 30, 2024, the Company accrued a Capital Gains Incentive Fee of $17 and $45, respectively. As of June 30, 2025 and December 31, 2024, there was a $348 and $307, respectively, of Capital Gain Incentive Fee payable, none of which is contractually payable under the terms of the Investment Advisory Agreement.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three and six months ended June 30, 2025, $2,428 and $3,829 of management and incentive fees were incurred, respectively, and $2,473 remains

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

payable as of June 30, 2025. For the three and six months ended June 30, 2024, $616 and $884 of management fees and incentive fees were incurred, respectively.

Administration Agreement

On June 16, 2023, the Company entered into the Administration Agreement with its Adviser. The Administration Agreement was most recently approved by the Board in May 2025. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to stockholders and the Board and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliates that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by the Company to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of the Company’s total investments for such period.

For the three and six months ended June 30, 2025, the Company incurred $329 and $648, respectively, in administrative service fees under the Administration Agreement, of which $79 and $188, respectively, were waived by the Adviser. For the three and six months ended June 30, 2024, the Company incurred $404 and $807, respectively, in administrative service fees under the Administration Agreement, of which there were no administrative service fees waived in the comparable period. As of June 30, 2025 and December 31, 2024, $735 and $275, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company has not made any Reimbursement Payments to the Adviser. As of June 30, 2025 and December 31, 2024, $3,000 and $3,000, respectively, of the Company’s expenses are subject to the Expense Support Agreement and $1,422 and $332, respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.

Board of Directors

The Board currently consists of five members, three of whom are independent directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three and six months ended June 30, 2025, the Company incurred $84 and $150, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. For the three and six months ended June 30, 2024, the Company incurred $73 and $141, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $13 and $71, respectively, was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Commitments

Total capital commitments as of June 30, 2025 and December 31, 2024, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three and six months ended June 30, 2025, VHG Capital, L.P. purchased 0.000 and 138,423.924 shares of common stock, respectively, for a total purchase price of $0 and $2,712, respectively. During the three and six months ended June 30, 2024, VHG Capital, L.P. purchased 171,076.915 and 389,761.425 shares of common stock, respectively, for a total purchase price of $3,365 and $7,651, respectively.

5.
BORROWINGS

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, asset coverage was 287.5% and 217.0%, respectively.

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

The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of June 30, 2025 and December 31, 2024.

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

On April 7, 2025, the Company amended the DB Credit Facility to allow for the Company to increase the maximum commitment from $275,000 up to $350,000 upon two business day’s written notice. Additionally, the DB Credit Facility was amended to provide that borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus (i) 2.15% per annum (reduced from 2.40% per annum) during the Revolving Period, and (ii) 2.30% per annum (reduced from 2.90% per annum) following expiration of the Revolving Period for the remaining term of the DB Credit Facility. Effective May 28, 2025 the Company increased the maximum commitment to $325,000 and effective June 24, 2025, the Company further increased the maximum commitments to $350,000.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. VCSL Funding 1 was in compliance with all covenants and other requirements as of June 30, 2025 and December 31, 2024.

The Company’s debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$-	$100,000	$100,000
DB Credit Facility	350,000	266,100	83,900	83,900

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

For the three and six months ended June 30, 2025 and 2024, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$5,286	$2,317	$9,909	$3,499
Facility unused commitment fee	265	92	550	216
Amortization of deferred financing costs	427	229	824	448
Total interest expense and credit facility fees	$5,978	$2,638	$11,283	$4,163
Cash paid for interest expense and credit facility fees	$5,795	$2,202	$10,767	$3,317
Weighted average contractual interest rate (1)	6.61%	7.92%	6.68%	7.97%
Average principal debt outstanding	$319,790	$115,854	$296,687	$87,294

(1)
Weighted average contractual interest rate for the three and six months ended June 30, 2025 and 2024 is calculated as interest expense (excluding unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of June 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2025	December 31, 2024
Interest expense payable	$1,881	$1,376
Unused commitment fee payable	118	107
Total interest expense and credit facility fees payable	$1,999	$1,483

6.
COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2025 or December 31, 2024, for any such exposure.

A summary of significant contractual payment obligations was as follows as of June 30, 2025:

	Payments Due by Period As of June 30, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$-	$-	$-	$-	$-
DB Credit Facility	266,100	-	-	266,100	-

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Company had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of June 30, 2025 and December 31, 2024:

	Par Value as of
	June 30, 2025	December 31, 2024
Delayed draw loan commitments	$90,915	$68,679
Revolving loan commitments	34,678	26,594
Other equity commitments	8,919	-
Total unfunded commitments	$134,512	$95,273

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

7.
FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Per Share Data:
Net asset value per share, beginning of period	$19.80	$19.60
Net investment income (loss) (1)	0.84	0.32
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.02)	0.01
Net increase (decrease) in net assets resulting from operations	0.82	0.33
Shareholder distributions from net investment income (3)	(0.96)	(0.26)
Net asset value per share, end of period	$19.66	$19.67
Number of shares outstanding, end of period	25,374,033.382	8,188,088.785
Total return based on net asset value (4)	4.23%	1.67%
Net assets, end of period	$498,895	$161,021
Ratio to average net assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	4.56%	7.47%
Expenses before incentive fees, after waivers and reimbursements of expenses	4.51%	6.94%
Expenses after incentive fees, before waivers and reimbursements of expenses	5.10%	7.70%
Expenses after incentive fees and waivers and reimbursements of expenses	5.04%	7.16%
Net investment income (loss)	3.65%	1.37%
Interest expense and credit facility fees	3.14%	3.56%
Ratio/Supplemental Data:
Asset coverage, end of period	287.48%	203.05%
Portfolio turnover	4.55%	11.78%
Total committed capital, end of period	$746,526	$499,740
Ratio of total contributed capital to total committed capital, end of period	66.80%	32.44%
Weighted-average shares outstanding	15,630,730.305	5,056,847.904

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

As of June 30, 2025 and December 31, 2024, the Company had $247,876 and $277,876, respectively, of uncalled capital commitments from Stockholders, $0 and $15,000, respectively, of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor does not exceed 24.99% of the Company’s aggregate commitments, and $23,365 and $26,077, respectively, of which is from entities affiliated with or related to the Adviser.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Shares issued and outstanding as of June 30, 2025 and December 31, 2024 were 25,374,033.382 and 13,426,673.156, respectively. The following table summarizes activity in the number of shares issued and proceeds received from the Public Offering during the six months ended June 30, 2025:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59
4/1/2025	563,117.660	11,031	19.59
5/1/2025	670,297.282	13,078	19.51
6/2/2025	626,578.412	12,306	19.64
6/30/2025	7,439,160.776	146,254	19.66

The following table summarizes activity in the number of shares issued and proceeds received from the Public Offering during the six months ended June 30, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
3/26/2024	2,040,816.328	$40,000	$19.60
4/1/2024	253,146.256	4,962	19.60
5/10/2024	34,351.145	675	19.65
6/3/2024	15,997.968	315	19.69
6/27/2024	2,033,553.635	40,000	19.67

The following table summarizes the Company's distributions declared during the six months ended June 30, 2025:

Declared Date	Record Date	Payment Date	Dividends per Share
1/30/2025	1/31/2025	2/6/2025	$0.1600
2/28/2025	2/28/2025	3/6/2025	0.1600
3/28/2025	3/28/2025	4/7/2025	0.1550
4/30/2025	4/30/2025	5/8/2025	0.1600
5/28/2025	5/29/2025	6/6/2025	0.1600
6/26/2025	6/27/2025	7/7/2025	0.1625

The following table summarizes the Company's distributions declared during the six months ended June 30, 2024:

Declared Date	Record Date	Payment Date	Dividends per Share
5/1/2024	5/2/2024	5/6/2024	$0.0200
5/30/2024	5/31/2024	6/5/2024	0.1500
6/24/2024	6/25/2024	7/8/2024	0.0900

The following table reflects the shares issued pursuant to the dividend reinvestment program during the six months ended June 30, 2025:

Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/23/2024	12/24/2024	1/8/2025	6,383.522	$126	$19.79
1/30/2025	1/31/2025	2/6/2025	6,937.876	137	19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70
3/28/2025	3/28/2025	4/7/2025	10,809.051	212	19.58
4/30/2025	4/30/2025	5/8/2025	13,377.082	262	19.59
5/28/2025	5/29/2025	6/6/2025	18,117.545	353	19.51

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table reflects the shares issued pursuant to the dividend reinvestment program during the six months ended June 30, 2024:

Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
5/1/2024	5/2/2024	5/6/2024	39.206	$1	$19.65
5/30/2024	5/31/2024	6/5/2024	607.744	12	19.69

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter.

The following table presents share repurchases completed under the share repurchase program during the six months ended June 30, 2025. There were no share repurchases in 2024.

Repurchase Deadline Request	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
Six Months Ended June 30, 2025:
April 21, 2025	19,735.281	0.12%	$19.59	March 31, 2025	$383

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amount repurchased is net of any early redemption fees.

9.
EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$9,624	$1,657	$13,450	$1,958
Weighted average shares outstanding	17,253,088.890	6,194,767.666	15,630,730.305	5,056,847.904
Basic and diluted earnings (loss) per share	$0.56	$0.27	$0.86	$0.39

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

On July 18, 2025, the Company amended the DB Credit Facility to increase the maximum principal amount available under the DB Credit Facility from $350,000 to $450,000 and provide that the Company may further increase such maximum principal amount to $500,000, subject to satisfaction of customary conditions precedent, as set forth in Section 2.8 to the DB Credit Facility.

On July 29, 2025, the Company redeemed 552.620 shares for total proceeds of $11 subject to a tender offer filed with the SEC on June 24, 2025.

On July 31, 2025 the Company declared a distribution for our common stock of $0.1625 per share, payable on August 8, 2025 to shareholders of record as of July 31, 2025.

As of August 1, 2025, the Company sold shares of our common stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $73,500 of subscription agreements entered into by the Company and its investors.

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

On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of June 30, 2025, we had received capital commitments totaling $746.5 million. As of June 30, 2025, we have issued 25,374,033.387 shares of our common stock, for gross proceeds of $500.1 million.

Total capital commitments as of June 30, 2025, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of June 30, 2025, VHG Capital, L.P. had purchased 1,346,958.815 shares of common stock for a total purchase price of $26.6 million.

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

Portfolio and Investment Activity

Portfolio Composition

Vista Credit Partners invests across three primary strategies. FounderDirect refers to directly originated credit investments in non-sponsored enterprise software companies where there is no single financial institution that owns more than 50% economic ownership or governance control. These are typically senior secured loans made to companies that have matured beyond the early stage and are seeking less dilutive capital to support continued growth, acquisitions, or shareholder liquidity. Sponsor Credit focuses on senior secured loans to sponsor-backed software businesses, leveraging Vista’s domain expertise and sponsor relationships to structure deals with strong protections. Syndicated Credit includes select participations in broadly syndicated first-lien loans to larger software companies, providing diversification and liquidity across the portfolio.

As of June 30, 2025 and December 31, 2024, our portfolio by investment strategy at fair value was comprised of the following:

	As of June 30, 2025		As of December 31, 2024
(In thousands)	Fair Value	% of Total Value	Fair Value	% of Total Value
Sponsor Credit	$446,426	60.5%	$298,630	58.9%
Founder Direct	153,861	20.9	88,942	17.6
Syndicated Credit	136,879	18.6	119,002	23.5
Total	$737,166	100.0%	$506,574	100.0%

Below is a summary of certain characteristics of our investment portfolio as of June 30, 2025 and December 31, 2024. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

	As of June 30, 2025	As of December 31, 2024
Number of investments	91	72
Number of portfolio companies	38	31
Weighted average loan-to-value (“LTV”)(1)	35.7%	36.5%
Weighted average gross margin(2)	66.5%	68.0%
Weighted average EBITDA margin(3)	36.3%	34.9%
Weighted average yield to maturity (“YTM”)(4)	10.7%	10.5%
Percentage of total investments at fair value
First-lien debt	98.5%	98.8%
Preferred and Other Equity	1.5%	1.2%
Percentage of debt investments at fair value
Floating rate(5)	100.0%	100.0%
Fixed interest rate	0.0%	0.0%

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
(2)
Gross margin is calculated as gross profit divided by total revenue of the portfolio company. Excludes two portfolio company investments where gross margin is not reported by the portfolio company.
(3)
EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes seven and five portfolio company investments as of June 30, 2025 and December 31, 2024, respetively, where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4)
YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.
(5)
Primarily subject to interest rate floors.

Our investment activity for the three and six months ended June 30, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Investments:
Total investments at amortized cost, beginning of period	$597,969	$180,078	$504,119	$104,685
New investments purchased	138,614	97,108	257,185	185,805
Net accretion of discount on investments	442	102	798	305
PIK interest capitalized	241	51	292	53
Investments sold or repaid	(3,033)	(8,280)	(28,161)	(21,789)
Total investments at amortized cost, end of period	$734,233	$269,059	$734,233	$269,059

The industry(1) compositions of the portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Automobiles & Automobile Parts	8.3%	8.1%	5.8%	5.8%
Data & Analytics	9.5	9.6	13.9	13.9
Diversified Business Services	2.1	2.1	2.8	2.8
Diversified Consumer Services	1.0	1.0	-	-
Diversified Financial Institutions & Services	13.1	13.2	3.4	3.4
Diversified Software	4.5	4.6	6.5	6.5
Education	1.8	1.8	-	-
Financials	0.1	0.1	-	-
Government & Public Service	6.0	6.0	4.3	4.4
Government, Risk & Compliance	2.0	2.0	2.9	2.9
Healthcare IT & Technology	2.0	2.0	2.9	3.0
Hotels, Restaurants & Leisure	2.4	2.5	3.2	3.2
Infrastructure Software & DevOps	6.6	6.5	3.9	3.9
Insurance	4.0	4.0	5.6	5.5
IT Security	2.5	2.5	3.3	3.3
IT Services & IT Systems Management (Ex-Security)	16.1	16.1	16.9	16.9
Media, Entertainment & Publishing	2.4	2.2	3.5	3.5
Real Estate	6.0	6.0	4.6	4.7
Telecom Services & IT Hardware	3.0	2.9	6.7	6.6
Transportation, Logistics & Supply Chain	4.4	4.5	6.4	6.4
Utilities & Utility Equipment and Services	2.3	2.3	3.2	3.3
Total	100.0%	100.0%	100.0%	100.0%

(1)
The Company uses an internally developed industry classification system which was developed using the Global Industry Classification Standard (GICS®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.

As of June 30, 2025 and December 31, 2024, investments consisted of the following:

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$724,149	$726,387	$498,055	$500,587
Other Equity	5,351	5,979	1,332	1,247
Preferred Equity	4,733	4,800	4,732	4,740
Total	$734,233	$737,166	$504,119	$506,574

The weighted average investment income yields(1) for our first lien debt, based on the amortized cost and fair value were as follows:

	For the Six Months Ended June 30, 2025		For the Year Ended December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien debt	10.3%	10.3%	11.0%	11.0%

(1)
The investment income yield is calculated as (a) the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of June 30, 2025, all of our first-lien debt investments were performing and current on their interest payments.

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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025		As of December 31, 2024
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$57,784	7.8%	$47,953	9.5%
Internal Risk Rating 2	679,382	92.2	458,621	90.5
Internal Risk Rating 3 (1)	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$737,166	100.0%	$506,574	100.0%

(1)
One investment was inadvertently previously presented in the Internal Risk Rating "3" category as of December 31, 2024. The table has been updated to correctly identify the investment in the Internal Risk Rating "2" category.

As of June 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 1.92 and 1.93, respectively.

Consolidated Results of Operations

For the three and six months ended June 30, 2025 and 2024

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

Investment Income

Investment income for the three and six months ended June 30, 2025 and 2024:

(In thousands)	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
First-lien debt	$17,118	$6,454	$30,889	$9,974
Preferred stock dividends	193	-	384	-
Total Investment Income	$17,311	$6,454	$31,273	$9,974

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025, there were no debt investments on non-accrual status.

Total investment income increased from $6.5 million for the three months ended June 30, 2024 to $17.3 million for the three months ended June 30, 2025 due to the increase in our investment portfolio from $269.1 at June 30, 2024 to $737.2 million at June 30, 2025. Our weighted average investment income yield on total investments at amortized cost and fair value was 10.3% and 10.3%, respectively, as of June 30, 2025, and 11.0% and 11.0%, respectively, as of December 31, 2024. The decrease in the weighted average yield on total investments was primarily due to a decline in the underlying Secured Overnight Financing Rate ("SOFR") that is utilized to set the interest rate our variable rate loans.

Net investment income after giving effect to any expenses support and waivers of expenses for the three and six months ended June 30, 2025 and 2024 was as follows:

(In thousands)	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Total investment income	$17,311	$6,454	$31,273	$9,974
Total expenses	10,189	5,243	18,335	9,000
Expense support and waivers	(79)	(313)	(188)	(626)
Net expenses after expense support and waivers	10,110	4,930	18,147	8,374
Net investment income	$7,201	$1,524	$13,126	$1,600

Waiver of expenses for the three months ended June 30, 2025 are due to voluntarily waived costs and expenses due to the Advisor under the Administration Agreement. Waivers and reimbursement of expenses for the three months ended June 30, 2024 represents the amounts reimbursed by the Adviser pursuant to the Expense Support Agreement. See Note 4, Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.

Expenses

Expenses for the three and six months ended June 30, 2025 and 2024:

(In thousands)	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Expenses:
Interest expense and credit facility fees	$5,978	$2,638	$11,283	$4,163
Management fees	1,053	379	1,907	619
Incentive fees	1,375	237	1,922	265
Professional fees	555	477	1,011	916
Other general and administrative expenses	671	333	1,193	697
Administrative service fees	329	404	648	807
Offering costs	86	640	107	1,269
Directors fees	84	73	150	141
Insurance costs	58	62	114	123
Total expenses before expense support and waivers	10,189	5,243	18,335	9,000
Expense support and waivers	(79)	(313)	(188)	(626)
Net expenses after expense support and waivers	$10,110	$4,930	$18,147	$8,374

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

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2025	$3,000	$-	$3,000
December 31, 2024	3,000	-	3,000

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2025 and 2024 were as follows:

(In thousands)	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net realized gain (loss) on investments	$(18)	$-	$(154)	$-
Net change in unrealized appreciation (depreciation) on investments	2,441	133	478	358
Net realized and unrealized gain (loss) on investments	$2,423	$133	$324	$358

During the three and six months ended June 30, 2025, we recorded a realized loss on three investments totaling approximately $(18) thousand and $(154) thousand, respectively. During the three and six months ended June 30, 2025, we recorded unrealized appreciation on 77 and 74 investments totaling approximately $2.8 million and $3.5 million, respectively, and unrealized depreciation on 32 and 37 investments of approximately $(0.3) million and $(3.0) million, respectively. During the three and six months ended June 30, 2024, we recorded unrealized appreciation on 35 and 28 investments totaling approximately $398 thousand and $1,402 thousand, respectively, and unrealized depreciation on 12 and 19 investments of approximately $(265) thousand and $(1,044) thousand, respectively.

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

As of June 30, 2025 and December 31, 2024, we had $33.4 million and $33.3 million, respectively, in cash, cash equivalents and restricted cash. For the six months ended June 30, 2025, our cash and cash equivalents balance increased by $70 thousand. During that period, $(256.6) million was used in operating activities, primarily due to investment purchases of $(298.4) million, offset by $28.0 million in repayments of investments in portfolio companies. During the same period, $256.6 million was provided by financing activities, consisting primarily of proceeds from issuance of shares of common stock of $233.8 million and net proceeds from secured borrowings of $38.9 million.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our Stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of June 30, 2025, asset coverage was 287.5% and the asset coverage per unit was $2,875.

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

On June 26, 2024 (the “Effective Date”) we entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). As of June 30, 2025 and December 31, 2024, the maximum commitment was $350.0 million and $275.0 million, respectively. The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

On April 7, 2025, we amended the DB Credit Facility to provide that borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus (i) 2.15% per annum (reduced from 2.40% per annum) during the Revolving Period, and (ii) 2.30% per annum (reduced from 2.90% per annum) following expiration of the Revolving Period for the remaining term of the DB Credit Facility. The base rate under the DB Credit Facility is three-month SOFR. A facility agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day.

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

As of June 30, 2025, we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 5. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The Credit Facilities consisted of the following as of June 30, 2025:

	As of June 30, 2025
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$-	$100,000	$100,000
DB Facility	350,000	266,100	83,900	83,900

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

Equity

As of June 30, 2025, we had $247.9 million of uncalled capital commitments from stockholders, including $23.4 million from entities affiliate with or related to our Adviser.

	As of June 30, 2025			As of December 31, 2024
(In thousands)	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$746,526	$247,876	66.8%	$528,140	(1)	$262,876	50.2%

(1)
Excludes $15.0 million as of December 31, 2024, of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments.

Subscriptions and Drawdowns

We have the authority to issue 500,000,000 shares of common stock at $0.01 per share par value.

Shares issued as of June 30, 2025 were 25,374,033.387. The following table summarizes activity in the number of shares issued (excludes shares issued via our dividend reinvestment plan) during the six months ended June 30, 2025:

Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59
4/1/2025	563,117.660	11,031	19.59
5/1/2025	670,297.282	13,078	19.51
6/2/2025	626,578.412	12,306	19.64
6/30/2025	7,439,160.776	146,254	19.66

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

The following table summarizes the Company’s distributions declared during the six months ended June 30, 2025:

Declared Date	Record Date	Payment Date	Dividends per Share
1/30/2025	1/31/2025	2/6/2025	$0.1600
2/28/2025	2/28/2025	3/6/2025	0.1600
3/28/2025	3/28/2025	4/7/2025	0.1550
4/30/2025	4/30/2025	5/8/2025	0.1600
5/28/2025	5/29/2025	6/6/2025	0.1600
6/26/2025	6/27/2025	7/7/2025	0.1625

The following table reflects the shares issued pursuant to the dividend reinvestment during the six months ended June 30, 2025:

Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/30/2025	1/31/2025	2/6/2025	6,937.876	$137	$19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70
3/28/2025	3/28/2025	4/7/2025	10,809.051	212	19.58
4/30/2025	4/30/2025	5/8/2025	13,377.082	262	19.59
5/28/2025	5/29/2025	6/6/2025	18,117.545	353	19.51

Share Repurchases

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter.

The following table presents share repurchases completed under the share repurchase program during the six months ended June 30, 2025. There were no share repurchases in 2024.

Repurchase Deadline Request	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
April 21, 2025	19,735.281	0.12%	$19.59	March 31, 2025	$383

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amount repurchased is net of any early redemption fees.

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

The following tables show the contractual maturities of our Credit Facilities as of June 30, 2025:

	Payments Due by Period As of June 30, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$-	$-	$-	$-	$-
DB Credit Facility	266,100	-	-	266,100	-

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2025, or December 31, 2024, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of June 30, 2025 and December 31, 2024:

	Par Value as of
(In thousands)	June 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$90,915	$68,679
Unfunded revolving commitments	34,678	26,594
Other equity commitments	8,919	-
Total unfunded commitments	$134,512	$95,273

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

Finally, the Adviser sponsored a program whereby investors who purchase shares of Common Stock from the Company between November 4, 2024 and June 30, 2025 will be granted additional shares of Common Stock. Based on purchases of shares of Common Stock during that time period, investors received 557,525.581 shares (one additional share for every twenty shares purchased) on August 1, 2025. The 557,525.581 shares were transfered from VHG Capital, L.P., an affiliate of the Adviser. The Adviser is sponsoring a second program whereby investors who purchase shares of Common Stock from the Company between July 1, 2025 and December 31, 2025 will be granted additional shares of Common Stock. See Note 4. Related Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. For certain investments structured as interests in limited partnerships, the Company applies the practical expedient, or net asset value method, to determine the fair value of such investments.

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

Recent Developments

On July 18, 2025, the Company amended the DB Credit Facility to increase the maximum principal amount available under the DB Credit Facility from $350 million to $450 million and provide that the Company may further increase such maximum principal amount to $500 million, subject to satisfaction of customary conditions precedent, as set forth in Section 2.8 to the DB Credit Facility.

On July 29, 2025, the Company redeemed 552.620 shares for total proceeds of $10,865 subject to a tender offer filed with the SEC on June 24, 2025.

On July 31, 2025, the Company declared a dividend for our common stock of $0.1625 per share, payable on August 8, 2025 to stockholders of record as of July 31, 2025.

As of August 1, 2025, the Company sold shares of our common stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $73.5 million of subscription agreements entered into by the Company and its investors.

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

As of each of June 30, 2025 and December 31, 2024, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of June 30, 2025. Interest expense on the Credit Facilities is calculated using the interest rate as of June 30, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our June 30, 2025 consolidated statements of assets and liabilities, the following table shows the annualized net interest income, in thousands, of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$(7,291)	$(2,661)	$(4,630)
-200 Basis Points	(14,581)	(5,322)	(9,259)
-300 Basis Points	(21,872)	(7,983)	(13,889)
+100 Basis Points	7,291	2,661	4,630
+200 Basis Points	14,581	5,322	9,259
+300 Basis Points	21,872	7,983	13,889

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2025, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1*	Articles of Amendment and Restatement of Vista Credit Strategic Lending Corp. (as amended June 30, 2025)
3.2*	Articles Supplementary of Vista Credit Strategic Lending Corp.
3.3	Amended and Restated Bylaws of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on June 15, 2023)
10.1*	Multiple Class Plan, dated as of June 24, 2025
10.2*	Distribution and Shareholder Servicing Plan, dated as of June 24, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* File/Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vista Credit Strategic Lending Corp.
Date: August 6, 2025	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: August 6, 2025	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer