Form 10-Q
period 2025-09-30
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2025-11-07
CIK 1919369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 27,368,700.261, 3,138,621.254, and 0 shares of Class I, Class S, and Class D common stock, $0.01 par value per share, outstanding, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Vista Credit Strategic Lending Corp., our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments – non-controlled/non-affiliated, at fair value (amortized cost of $1,144,522 and $504,119, respectively)	$1,147,559	$506,574
Cash and cash equivalents	7,940	22,417
Restricted cash and cash equivalents	30,456	10,918
Receivable for interest, other income, and investments sold	4,624	3,516
Deferred offering costs	466	96
Prepaid expenses and other assets	4,107	2,978
Expense support reimbursement (Note 4)	3,285	3,000
Total assets	$1,198,437	$549,499
Liabilities
Secured borrowings (Note 5)	$569,000	$227,150
Payable for investments purchased	12,099	43,024
Interest and credit facility fees payable (Note 5)	2,934	1,483
Management and incentive fees payable (Note 4)	3,971	1,517
Due to Adviser (Note 4)	5,090	3,332
Distribution payable	4,783	1,663
Accrued expenses and other liabilities	1,313	1,530
Administrative service fees payable (Note 4)	388	275
Common stock proceeds received in advance	15,312	3,701
Total liabilities	614,890	283,675

Commitments and contingencies (Note 6)

Net Assets (Note 8)
Common Stock, $0.01 par value (29,696,831.192 and 13,426,673.156 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	297	134
Paid-in-capital in excess of par value	582,123	262,626
Total distributable earnings	1,127	3,064
Total net assets	583,547	265,824
Total liabilities and net assets	$1,198,437	$549,499

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES - (continued)

(dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Net Asset Value Per Share
Class I Common Stock:
Net assets	$521,874	$265,824
Common Stock outstanding ($0.01 par value, 400,000,000.000 shares authorized as of September 30, 2025; 500,000,000.000 shares authorized as of December 31, 2024)	26,558,209.938	13,426,673.156
Net asset value per share	$19.65	$19.80
Class S Common Stock:
Net assets	$61,673	$-
Common Stock outstanding ($0.01 par value, 50,000,000.000 shares authorized as of September 30, 2025)	3,138,621.254	-
Net asset value per share	$19.65	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments
Interest income	$26,451	$8,617	$56,260	$18,332
Dividend income	201	292	585	292
Other income	112	86	1,192	345
Total investment income from non-controlled/non-affiliated investments	26,764	8,995	58,037	18,969
Total investment income	26,764	8,995	58,037	18,969
Expenses:
Interest expense and credit facility fees (Note 5)	8,619	3,863	19,902	8,026
Management fees (Note 4)	1,735	515	3,642	1,134
Incentive fees (Note 4)	1,888	340	3,810	605
Distribution and shareholder servicing fees
Class S	88	-	88	-
Professional fees	590	434	1,601	1,350
Other general and administrative expenses	419	344	1,612	1,041
Administrative service fees (Note 4)	399	318	1,047	1,125
Offering costs	153	649	260	1,918
Directors fees	86	68	236	209
Insurance costs	57	57	171	180
Total expenses before expense support and waivers	14,034	6,588	32,369	15,588
Expense support and waivers (Note 4)	(309)	(515)	(497)	(1,141)
Net expenses after expense support and waivers	13,725	6,073	31,872	14,447
Net investment income	13,039	2,922	26,165	4,522
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	71	-	(83)	-
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	104	(763)	582	(405)
Net realized and unrealized gain (loss) on investments	175	(763)	499	(405)
Net increase (decrease) in net assets resulting from operations (Note 9)	$13,214	$2,159	$26,664	$4,117

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	25,374,033.382	$254	$497,127	$1,514	$498,895
Net investment income	-	-	-	13,039	13,039
Net realized and unrealized gain (loss) on investments	-	-	-	175	175
Net increase (decrease) in net assets resulting from operations	-	-	-	13,214	13,214
Shareholder distributions declared from net investment income
Class I	-	-	-	(12,669)	(12,669)
Class S	-	-	-	(932)	(932)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(13,601)	(13,601)
Capital share transactions:
Class I:
Issuance of common stock	1,087,864.456	11	21,376	-	21,387
Reinvestment of shareholder distributions, net	96,864.720	1	1,902	-	1,903
Redemptions	(552.620)	-	(11)	-	(11)
Class S:
Issuance of common stock	3,138,621.254	31	61,729	-	61,760
Net increase (decrease) in net assets resulting from capital share transactions	4,322,797.810	43	84,996	-	85,039
Total increase (decrease) for the three months ended	4,322,797.810	43	84,996	(387)	84,652
Balance at September 30, 2025	29,696,831.192	$297	$582,123	$1,127	$583,547
Balance at June 30, 2024	8,188,088.785	$82	$160,392	$547	$161,021
Net investment income	-	-	-	2,922	2,922
Net realized and unrealized gain (loss) on investments	-	-	-	(763)	(763)
Net increase (decrease) in net assets resulting from operations	-	-	-	2,159	2,159
Shareholder distributions declared from net investment income
Class I	-	-	-	(2,571)	(2,571)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(2,571)	(2,571)
Capital share transactions:
Class I:
Issuance of common stock	1,416,195.591	14	27,813	-	27,827
Reinvestment of shareholder distributions, net	2,524.983	-	50	-	50
Net increase (decrease) in net assets resulting from capital share transactions	1,418,720.574	14	27,863	-	27,877
Total increase (decrease) for the three months ended	1,418,720.574	14	27,863	(412)	27,465
Balance at September 30, 2024	9,606,809.359	$96	$188,255	$135	$188,486

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
Net investment income	-	-	-	26,165	26,165
Net realized and unrealized gain (loss) on investments	-	-	-	499	499
Net increase (decrease) in net assets resulting from operations	-	-	-	26,664	26,664
Shareholder distributions declared from net investment income
Class I	-	-	-	(27,669)	(27,669)
Class S	-	-	-	(932)	(932)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(28,601)	(28,601)
Capital share transactions:
Class I:
Issuance of common stock	12,991,278.472	130	255,012	-	255,142
Reinvestment of shareholder distributions, net	160,546.211	2	3,150	-	3,152
Redemptions	(20,287.901)	-	(394)	-	(394)
Class S:
Issuance of common stock	3,138,621.254	31	61,729	-	61,760
Net increase (decrease) in net assets resulting from capital share transactions	16,270,158.036	163	319,497	-	319,660
Total increase (decrease) for the nine months ended	16,270,158.036	163	319,497	(1,937)	317,723
Balance at September 30, 2025	29,696,831.192	$297	$582,123	$1,127	$583,547
Balance at December 31, 2023	3,809,576.503	$38	$74,472	$167	$74,677
Net investment income	-	-	-	4,522	4,522
Net realized and unrealized gain (loss) on investments	-	-	-	(405)	(405)
Net increase (decrease) in net assets resulting from operations	-	-	-	4,117	4,117
Shareholder distributions declared from net investment income
Class I	-	-	-	(4,149)	(4,149)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(4,149)	(4,149)
Capital share transactions:
Class I:
Issuance of common stock	5,794,060.923	58	113,721	-	113,779
Reinvestment of shareholder distributions, net	3,171.933	-	62	-	62
Net increase (decrease) in net assets resulting from capital share transactions	5,797,232.856	58	113,783	-	113,841
Total increase (decrease) for the nine months ended	5,797,232.856	58	113,783	(32)	113,809
Balance at September 30, 2024	9,606,809.359	$96	$188,255	$135	$188,486

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands, except share and per share data)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$26,664	$4,117
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	260	1,918
Amortization of deferred financing costs	1,417	857
Net accretion of discount on investments	(1,658)	(547)
Net change in unrealized (appreciation) depreciation on investments	(582)	405
Net realized loss on investments	83	-
Cost of investments purchased	(708,180)	(280,305)
Proceeds from repayments of investments	38,771	22,242
Payment-in-kind interest capitalized	(344)	(105)
Change in operating assets and liabilities:
Expense support reimbursement	(285)	-
Deferred offering costs	(630)	(1,089)
Prepaid expenses and other assets	(117)	(1)
Receivable for interest, other income, and investments sold	(1,108)	(1,536)
Due to Adviser	1,758	(1,566)
Management and incentive fees payable	2,454	806
Administrative service fee payable	113	(270)
Interest and credit facility fees payable	1,451	981
Accrued expenses and other liabilities	(217)	(285)
Net cash used in operating activities	(640,150)	(254,378)
Cash flows from financing activities
Proceeds from issuance of common stock	316,902	113,779
Repurchase of common stock	(394)	-
Shareholder distributions paid	(22,329)	(3,087)
Borrowings on debt	783,600	310,000
Repayments on debt	(441,750)	(195,000)
Debt issuance costs paid	(2,429)	(2,251)
Common stock proceeds received in advance	11,611	-
Net cash provided by financing activities	645,211	223,441
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	5,061	(30,937)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	33,335	61,943
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$38,396	$31,006
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$18,451	$7,045
Reinvestment of shareholder distributions	3,152	62
Shareholder distributions declared	28,601	4,087
Change in distribution payable	3,120	1,000

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$7,940	$22,417
Restricted cash and cash equivalents	30,456	10,918
Total cash and cash equivalents and restricted cash and cash equivalents	$38,396	$33,335

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – Non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (21)	SOFR + 3.25%	7.25%	7/6/2029	9,900	$9,918	$8,589	1.5%
LeadVenture Inc.	(4) (9) (21) (22) (23)	SOFR + 5.25%	9.25%	6/23/2032	28,933	28,449	28,443	4.9
OEConnection LLC	(9) (21) (22) (23)	SOFR + 5.25%	9.41%	4/22/2031	22,615	22,401	22,703	3.9
						60,768	59,735	10.3
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (21) (22) (23)	SOFR + 6.00%	10.16%	3/19/2031	17,578	17,335	17,578	3.0
CData Software, Inc.	(4) (9) (21) (22) (23)	SOFR + 5.75%	9.75%	7/18/2030	23,163	22,789	23,107	4.0
Databricks, Inc.	(7) (14) (21) (22) (23)	SOFR + 4.50%	8.72%	12/31/2030	20,000	19,910	20,245	3.5
Inmar, Inc.	(8) (21)	SOFR + 4.50%	8.60%	10/30/2031	17,298	17,294	17,303	3.0
						77,328	78,233	13.5
Diversified Business Services
CB Buyer Inc.	(4) (9) (21) (22) (23)	SOFR + 5.25%	9.25%	7/1/2031	15,733	15,574	15,654	2.7
Denali Intermediate Holdings, Inc.	(4) (9) (21) (22) (23)	SOFR + 5.50%	9.67%	8/26/2032	69,834	69,060	69,051	11.8
						84,634	84,705	14.5
Diversified Consumer Services
Blackhawk Network Holdings, Inc.	(10) (14) (21)	SOFR + 4.00%	8.16%	3/12/2029	6,948	6,959	6,983	1.2
Diversified Financial Institutions & Services
Rapyd Netherlands B.V.	(4) (13) (19) (21)	SOFR + 11.00%	14.86%	9/13/2030	30,742	27,700	28,959	5.0
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (21) (22) (23)	SOFR + 6.50%	10.70%	5/23/2031	10,127	10,039	10,127	1.7
Stax Purchaser LLC	(4) (10) (21) (22) (23)	SOFR + 7.00%	11.21%	6/6/2030	58,076	57,234	57,098	9.8
						94,973	96,184	16.5
Diversified Software
ASG III, LLC	(4) (10) (21) (22) (23)	SOFR + 6.50%	10.77%	10/31/2029	13,900	13,606	13,824	2.4
Rocket Software, Inc.	(8) (21)	SOFR + 3.75%	7.91%	11/28/2028	19,689	19,622	19,754	3.4
X.AI Corp.	(7) (21)	SOFR + 7.25%	11.12%	6/28/2030	74,012	71,161	71,792	12.3
						104,389	105,370	18.1
Education
McKissock Investment Holdings	(9) (21)	SOFR + 5.00%	9.40%	3/12/2029	19,610	19,573	19,524	3.3
Government & Public Service
Aptean, Inc.	(9) (21) (22) (23)	SOFR + 4.75%	8.90%	1/30/2031	44,992	44,756	44,918	7.7
Government, Risk & Compliance
Diligent Corporation	(9) (21) (22) (23)	SOFR + 5.00%	9.20%	8/2/2030	15,143	15,022	15,102	2.6
Healthcare IT & Technology
A Place For Mom, Inc.	(4) (10) (21)	SOFR + 5.50%	9.66%	2/10/2028	30,995	30,685	30,685	5.3
Arcadia Solutions, Inc.	(4) (10) (21) (22) (23)	SOFR + 5.50%	9.50%	8/12/2032	50,000	49,384	49,375	8.5
Athenahealth Group, Inc.	(8) (21)	SOFR + 2.75%	6.91%	2/15/2029	5,448	5,431	5,444	0.9
						85,500	85,504	14.7

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

September 30, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (21) (22) (23)	SOFR + 9.00%	13.02%	9/16/2029	17,840	$16,737	$17,614	3.0%
Infrastructure Software & DevOps
Passport Labs, Inc.	(4) (13) (21)	SOFR + 6.75%	10.92%	4/24/2030	28,599	28,466	28,528	4.9
Perforce Software, Inc.	(8) (21)	SOFR + 4.75%	8.91%	3/21/2031	26,782	25,917	24,236	4.2
Stateline Power, LLC	(8) (21) (22)	SOFR + 4.31%	8.31%	3/31/2027	3,239	3,239	3,239	0.6
						57,622	56,003	9.7
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (21) (22) (23)	SOFR + 5.00%	9.20%	8/25/2028	46,290	46,272	46,290	7.9
Zinnia Corporate Holdings, LLC	(4) (13) (21) (22) (23)	SOFR + 5.50%	9.50%	8/30/2029	26,471	26,028	26,441	4.5
						72,300	72,731	12.4
IT Security
Digicert, Inc.	(4) (11) (22) (23)	SOFR + 5.75%	9.91%	7/10/2030	52,829	51,997	51,981	8.9
Noynim, LLC	(4) (11) (21) (22) (23)	SOFR + 6.00%	10.17%	11/12/2029	27,009	26,721	26,755	4.6
						78,718	78,736	13.5
IT Services & IT Systems Management (Ex-Security)
Acronis International	(4) (5) (6) (10) (17) (21)	SOFR + 5.85% (1.00% PIK)	10.23%	4/1/2027	20,309	20,136	20,309	3.5
Flash Charm, Inc.	(9) (21)	SOFR + 3.50%	7.80%	3/2/2028	16,194	15,286	14,250	2.4
Redwood Services Group, LLC	(4) (6) (9) (21) (22) (23)	SOFR + 5.25%	9.26%	6/15/2029	30,017	29,645	29,742	5.1
SMR Holdings, LLC	(4) (10) (21) (22) (23)	SOFR + 5.25%	9.25%	12/24/2029	76,664	75,583	76,108	13.0
Solarwinds Holdings, Inc.	(7) (14) (21)	SOFR + 4.00%	8.03%	4/16/2032	17,500	17,028	17,216	3.0
						157,678	157,625	27.0
Media, Entertainment & Publishing
MH Sub I, LLC	(8) (21)	SOFR + 4.25%	8.32%	12/31/2031	17,750	17,542	16,817	2.9
Real Estate
InhabitIq, Inc.	(4) (9) (21) (22) (23)	SOFR + 4.50%	8.66%	1/12/2032	20,620	20,496	20,575	3.5
MRI Software, LLC	(10) (21) (22) (23)	SOFR + 4.75%	8.75%	2/10/2028	23,424	23,337	23,341	4.0
						43,833	43,916	7.5
Telecom Services & IT Hardware
Ark Data Centers, LLC	(4) (9) (21) (22) (23)	SOFR + 4.75%	8.79%	11/27/2030	25,625	25,052	25,063	4.3
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (12) (20) (21) (22) (23)	SOFR + 7.25%	11.42%	8/12/2030	26,552	25,343	25,193	4.3
Metropolis Technologies, Inc.	(4) (6) (7) (21)	SOFR + 6.00%	10.26%	5/16/2031	15,694	15,426	16,165	2.8
Softeon, Inc.	(4) (9) (21) (22) (23)	SOFR + 5.75%	9.75%	11/20/2030	12,313	12,066	12,313	2.1
						52,835	53,671	9.2
Utilities & Utility Equipment and Services
Enverus Holdings, Inc.	(9) (21) (22) (23)	SOFR + 5.50%	9.66%	12/24/2029	17,064	16,860	17,088	2.9
Total First-Lien Debt						1,133,079	1,135,522	194.8

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

September 30, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (22)	N/A	16.00%	5/16/2034	4,320	$4,277	$4,320	0.7%
Metropolis Technologies, Inc.	(4) (22)	N/A	17.50%	5/16/2034	480	456	480	0.1
Total Preferred Equity						4,733	4,800	0.8
Other Equity
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (15) (19) (22)			9/13/2030	80,991	2,938	3,078	0.5
Financials
HPC GPFS Arsenal Co-Invest (Cayman) LP	(22) (23)			5/14/2036	1,081	1,081	979	0.2
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (15) (20) (22)			8/11/2030	178,935	1,359	1,359	0.2
Metropolis Technologies, Inc.	(4) (15)			5/16/2034	280	20	285	0.0
						1,379	1,644	0.2
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19) (22)			9/16/2029	19,200	1,312	1,536	0.3
Total Other Equity						6,710	7,237	1.2
Total Investments - Non-controlled/non-affiliated						1,144,522	1,147,559	196.8
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						38,396	38,396	6.6
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$1,182,918	$1,185,955	203.4%

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
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
3.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser and under the direction of the Board of Directors (the “Board”) (see Note 3. Fair Value Investments), pursuant to the Company’s valuation policy.
5.
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, nonqualifying assets represented 9.5% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of September 30, 2025 was 0.50%.
9.
The interest rate floor on these investments as of September 30, 2025 was 0.75%.
10.
The interest rate floor on these investments as of September 30, 2025 was 1.00%.
11.
The interest rate floor on these investments as of September 30, 2025 was 1.25%.
12.
The interest rate floor on these investments as of September 30, 2025 was 1.50%.
13.
The interest rate floor on these investments as of September 30, 2025 was 2.00%.
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
20.
The headquarters of this portfolio company is located in Canada.
21.
All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 5. Borrowings).
22.
All or a portion of these investments are being secured as collateral in relation to the ING Credit Facility (as defined in Note 5. Borrowings).
23.
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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

September 30, 2025

(dollars in thousands, except share and per share data)

Investments – Non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed Draw	1/30/2031	$5,198	$-
Aptean, Inc.	Revolver	1/30/2031	2,680	(67)
Arcadia Solutions, Inc.	Revolver	8/12/2032	12,500	(125)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	9,625	(144)
Ark Data Centers, LLC	Revolver	11/27/2030	2,250	(34)
ASG III, LLC	Delayed Draw	10/31/2029	3,749	(28)
ASG III, LLC	Revolver	10/31/2029	1,325	(3)
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	-
BusBud Inc.	Delayed Draw	8/12/2030	9,737	-
BusBud Inc.	Delayed Draw	8/12/2030	4,606	-
CB Buyer Inc.	Delayed Draw	7/1/2031	2,539	(10)
CB Buyer Inc.	Revolver	7/1/2031	1,579	(6)
Cdata Software, Inc.	Delayed Draw	7/18/2030	2,041	(4)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,735	(3)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(2)
Databricks, Inc.	Delayed Draw	12/31/2030	4,500	45
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	8,483	(85)
Digicert, Inc.	Revolver	7/10/2030	3,702	(56)
Diligent Corporation	Delayed Draw	8/2/2030	3,400	-
Diligent Corporation	Revolver	8/2/2030	1,475	(37)
Enverus Holdings, Inc.	Delayed Draw	12/24/2029	221	1
Enverus Holdings, Inc.	Revolver	12/24/2029	1,213	(18)
HPC GPFS Arsenal Co-Invest (Cayman) LP	Other Equity	5/14/2036	8,919	(100)
InhabitIQ, Inc.	Delayed Draw	1/12/2032	5,742	(9)
InhabitIQ, Inc.	Revolver	1/12/2032	3,589	(5)
Integrity Marketing Acquisition, LLC	Delayed Draw	8/25/2028	2,627	-
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	5,942	-
LeadVenture Inc.	Delayed Draw	6/23/2032	3,474	(49)
LeadVenture Inc.	Revolver	6/23/2032	2,593	(36)
Mews Systems B.V.	Delayed Draw	9/14/2029	1,873	(22)
MRI Software, LLC	Revolver	2/10/2028	1,313	(36)
Noynim, LLC	Delayed Draw	11/12/2029	6,075	(46)
Noynim, LLC	Revolver	11/12/2029	864	(6)
OEConnection LLC	Delayed Draw	4/22/2031	1,693	6
OEConnection LLC	Revolver	4/22/2031	2,116	7
Redwood Services Group, LLC	Delayed Draw	6/15/2029	6,588	(49)
SMR Holdings, LLC	Revolver	12/24/2029	2,750	(19)
Softeon, Inc.	Delayed Draw	11/20/2030	3,333	-
Softeon, Inc.	Delayed Draw	11/20/2030	1,667	-
Softeon, Inc.	Revolver	11/20/2030	1,667	-
Stax Purchaser LLC	Delayed Draw	6/6/2030	4,038	(57)
Stax Purchaser LLC	Delayed Draw	6/6/2030	5,055	(71)
Stax Purchaser LLC	Revolver	6/6/2030	2,692	(38)
SumUp Holdings Midco S.à r.l	Delayed Draw	5/23/2031	2,532	-
Zinnia Corporate Holdings, LLC	Delayed Draw	8/30/2029	3,529	(4)
Total Unfunded Commitments			$167,631	$(1,110)

24.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of September 30, 2025
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$1,038,958	90.8%	$1,039,384	90.6%
Canada	26,702	2.3	26,552	2.3
Luxembourg	10,039	0.9	10,127	0.9
Netherlands	48,687	4.3	51,187	4.5
Switzerland	20,136	1.7	20,309	1.7
Total	$1,144,522	100.0%	$1,147,559	100.0%

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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2024

(dollars in thousands, except share and per share data)

Investments(1)(16)(22)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (20) (21)	SOFR + 5.00%	9.51%	8/25/2028	2,031	$2,016	$2,006	0.8%
Zinnia Corporate Holdings, LLC	(4) (13) (20) (21)	SOFR + 8.00%	12.34%	8/30/2029	26,471	25,964	26,021	9.8
						27,980	28,027	10.6
IT Security
Noynim, LLC	(4) (11) (20) (21)	SOFR + 6.00%	10.45%	11/12/2029	17,132	16,868	16,791	6.3
IT Services & IT Systems Management (Ex-Security)
Acronis International	(4) (5) (6) (10) (17) (20)	SOFR + 6.85% (1.00% PIK)	11.50%	4/1/2027	20,156	19,904	20,156	7.6
Banff Merger Sub, Inc.	(7) (20)	SOFR + 3.75%	8.34%	7/30/2031	6,498	6,476	6,559	2.5
Redwood Services Group, LLC	(4) (6) (9) (20) (21)	SOFR + 6.25%	10.68%	6/15/2029	18,788	18,498	18,788	7.1
SMR Holdings, LLC	(4) (10) (20) (21)	SOFR + 5.75%	10.09%	12/24/2029	41,000	40,305	40,345	15.2
						85,183	85,848	32.4
Media, Entertainment & Publishing
MH Sub I, LLC	(8) (20)	SOFR + 4.25%	8.61%	5/3/2028	17,912	17,727	17,942	6.7
Real Estate
MRI Software, LLC	(10) (20) (21)	SOFR + 4.75%	9.08%	2/10/2027	23,544	23,411	23,559	8.9
Telecom Services & IT Hardware
Ark Data Centers, LLC	(4) (9) (20) (21)	SOFR + 4.75%	9.08%	11/27/2030	21,250	20,633	20,500	7.7
GoTo Group, Inc.	(7) (20)	SOFR + 4.75%	9.30%	4/28/2028	14,077	13,197	12,863	4.8
						33,830	33,363	12.5
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (6) (7) (20)	SOFR + 6.00%	10.46%	5/16/2031	15,814	15,517	15,616	5.9
Softeon, Inc.	(4) (9) (20) (21)	SOFR + 5.75%	10.08%	11/20/2030	12,406	12,130	12,232	4.6
						27,647	27,848	10.5
Utilities & Utility Equipment and Services
Enverus Holdings, Inc.	(9) (20) (21)	SOFR + 5.50%	9.86%	12/24/2029	16,563	16,331	16,525	6.2
Total First-Lien Debt						498,055	500,587	188.4
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4)	N/A	16.00%	5/16/2034	4,320	4,277	4,281	1.6
Metropolis Technologies, Inc.	(4)	N/A	17.50%	5/16/2034	480	456	459	0.2
Total Preferred Equity						4,732	4,740	1.8

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
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser or under the direction of the Board (see Note 3. Fair Value Investments), pursuant to the Company’s valuation policy.
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

Also on June 30, 2025, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company reclassified and redesignated (i) 50,000,000 shares of Class I Common Stock as shares of Class S Common Stock, $0.01 par value per share (the "Class S Common Stock"), and (ii) 50,000,000 shares of Class I Common Stock as shares of Class D Common Stock, $0.01 par value per share (the "Class D Common Stock"). The Articles Supplementary became effective on June 30, 2025, immediately after the effectiveness of the Articles of Amendment. During the three and nine months ended September 30, 2025, the Company issued 1,184,729.176 and 13,151,824.683 shares of Class I Common Stock, respectively, and 3,138,621.254 and 3,138,621.254 shares of Class S Common Stock, respectively. As of September 30, 2025, there were 26,558,209.938 shares of Class I Common Stock outstanding and 3,138,621.254 shares of Class S Common Stock outstanding. No shares of Class D Common Stock were issued during the three and nine months ended September 30, 2025 and no shares of Class D Common Stock were outstanding at September 30, 2025.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3. Fair Value Measurements, for further information about fair value measurements.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued, recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of both September 30, 2025 and December 31, 2024, there was one loan in the portfolio that earned PIK income. For the three and nine months ended September 30, 2025, the Company earned $52 and $344 of PIK interest income, respectively. For the three and nine months ended September 30, 2024, the Company earned $51 and $102 of PIK interest income, respectively.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of September 30, 2025 or December 31, 2024.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2025, the Company earned $112 and $1,192, respectively, in other income, primarily from unused fees. For the three and nine months ended September 30, 2024, the Company earned $86 and $345, respectively, in other income, primarily from unused fees.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued, recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2025, the Company earned $201 and $585, respectively, in dividend income. For the three and nine months ended September 30, 2024, the Company earned $292 and $292, respectively, in dividend income.

Offering Costs

Offering costs associated with the Private Offering and in excess of the Expense Support Agreement (defined below in Note 4. Related Party Transactions) will be borne by the Company. These offering costs are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. These costs consist primarily of legal fees and other fees incurred in connection with the Private Offering. Refer to Note 4. Related Party Transactions for further details on the Expense Support Agreement.

For the three and nine months ended September 30, 2025, the Company incurred $77 and $370 of offering costs, and amortized $153 and $260 of offering costs, respectively. For the three and nine months ended September 30, 2024, the Company incurred $92 and $239 of offering costs, and amortized $649 and $1,918 of offering costs, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had $3,880 and $2,867 of unamortized deferred financing costs, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2025 was $592 and $1,417, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2024 was $409 and $857, respectively.

Expenses

The Company is responsible for software costs, insurance costs and other expenses related to the Company’s operations. Such expenses, including expenses incurred and paid by the Adviser on behalf of the Company, are generally expected to be reimbursed by the Company. Costs incurred for annual subscriptions and insurance policies are generally recorded as a deferred charge and are amortized using the straight-line method over the term of the subscription or policy period. Deferred costs related to the Company’s directors and officers liability insurance are presented in prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class of Common Stock), gains and losses are allocated to each class of Common Stock based on the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class of Common Stock are charged against the operations of that class.

Distributions

Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each class of Common Stock, the net distribution for each class of Common Stock is reduced for any class-specific expenses, including distribution and shareholder servicing fees, if any.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as tax benefits or expenses in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2025, there was one transfer from Level 2 to Level 3 that was a result of changes in the observability of significant inputs for these portfolio companies. For the three and nine months ended September 30, 2024, there were four and five transfers, respectively, from Level 3 to Level 2 that were a result of changes in the observability of significant inputs for these portfolio companies.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$345,060	$790,462	$1,135,522
Other equity	-	-	6,258	6,258
Preferred equity	-	-	4,800	4,800
Total	$-	$345,060	$801,520	1,146,580
Investments measured at net asset value(1)				$979
Total Investments				$1,147,559

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended September 30, 2025			Financial Assets For the Nine Months Ended September 30, 2025
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$447,169	$9,698	$456,867	$265,090	$5,987	$271,077
Purchases	317,602	1,360	318,962	496,158	4,298	500,456
Paydowns	(518)	-	(518)	(948)	-	(948)
Accretion of discount	512	-	512	1,130	-	1,130
PIK interest	52	-	52	344	-	344
Net change in unrealized appreciation (depreciation)	1,235	-	1,235	4,278	773	5,051
Transfers into Level 3	24,410	-	24,410	24,410	-	24,410
Balance, end of period	$790,462	$11,058	$801,520	$790,462	$11,058	$801,520
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$1,235	$-	$1,235	$4,278	$773	$5,051

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Financial Assets For the Three Months Ended September 30, 2024			Financial Assets For the Nine Months Ended September 30, 2024
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$171,114	$4,753	$175,867	$57,510	$-	$57,510
Purchases	82,433	1,312	83,745	213,277	6,065	219,342
Paydowns	(887)	-	(887)	(9,297)	-	(9,297)
Accretion of discount	163	-	163	322	-	322
PIK interest	51	-	51	105	-	105
Net change in unrealized appreciation (depreciation)	360	(90)	270	1,267	(90)	1,177
Transfers out of Level 3	(53,803)	-	(53,803)	(63,753)	-	(63,753)
Balance, end of period	$199,431	$5,975	$205,406	$199,431	$5,975	$205,406
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$360	$(90)	$270	$1,267	$(90)	$1,177

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

The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The Adviser may also employ other valuation multiples to determine enterprise value, such as revenues. The Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired.

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2025:

				Range
	Fair Value as of September 30, 2025	Valuation Techniques	Significant Unobservable Inputs	Low		High		Weighted Average
First-lien debt	$560,936	Yield Analysis	Discount Rate	8.37%		16.09%		10.50%
	229,526	Recent Transactions	Transaction Price	94.83		100.00		98.45
Preferred equity	4,800	Yield Analysis	Discount Rate	10.50%		10.50%		10.50%
Other equity	285	Market Approach	EBITDA Multiple	34.00x		34.00x		34.00	x
	5,973	Market Approach	Revenue Multiple	6.50	x	9.75	x	7.84	x
Total Level 3 investments	$801,520

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Financial Instruments Disclosed but Not Carried at Fair Value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$569,000	$569,000	$227,150	$227,150
Total borrowings	$569,000	$569,000	$227,150	$227,150

Secured borrowings as of September 30, 2025 consist of borrowings under the SMBC Credit Facility, the DB Credit Facility, and/or the ING Credit Facility (each as defined in Note 5. Borrowings). Secured borrowings as of December 31, 2024 consist of borrowings under the SMBC Credit Facility and the DB Credit Facility. Given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

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

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three and nine months ended September 30, 2025 was $1,735 and $3,642, respectively. The Management Fee incurred for the three and nine months ended September 30, 2024 was $515 and $1,134, respectively. As of September 30, 2025 and December 31, 2024, $1,735 and $632, respectively, remain payable.

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

For the three and nine months ended September 30, 2025, the Company incurred an Investment Income Incentive Fee of $1,866 and $3,747, respectively. For the three and nine months ended September 30, 2024, the Company incurred an Investment Income Incentive Fee of $408 and $628, respectively. As of September 30, 2025 and December 31, 2024, $1,866 and $578, respectively, remain payable.

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

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gains Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a Capital Gains Incentive Fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gains Incentive Fees paid and Capital Gains Incentive Fees accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2025, the Company accrued a Capital Gains Incentive Fee of $21 and $62, respectively. For the three and nine months ended September 30, 2024, the Company had a reversal in the Capital Gains Incentive Fee of $(68) and $(23), respectively. As of September 30, 2025 and December 31, 2024, there was a $370 and $307, respectively, of Capital Gains Incentive Fee payable, none of which is contractually payable under the terms of the Investment Advisory Agreement.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three and nine months ended September 30, 2025, $3,623 and $7,452 of management and incentive fees were incurred, respectively, and $3,971 remains payable as of September 30, 2025. For the three and nine months ended September 30, 2024, $855 and $1,739 of management fees and incentive fees were incurred, respectively.

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

For the three and nine months ended September 30, 2025, the Company incurred $399 and $1,047, respectively, in administrative service fees under the Administration Agreement, of which $24 and $212, respectively, were waived by the Adviser. For the three and nine months ended September 30, 2024, the Company incurred $318 and $1,125, respectively, in administrative service fees under the Administration Agreement, of which $198 and $198, respectively, were waived by the Adviser. As of September 30, 2025 and December 31, 2024, $388 and $275, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Stockholder Servicing and/or Distribution Fees

On June 24, 2025, the Company’s Board adopted a multi-class plan (the “Multi-Class Plan”) in accordance with Rule 18f-3 under the 1940 Act and a distribution and stockholder servicing plan (the “Distribution and Stockholder Servicing Plan”). The primary difference among the Common Stock classes relates to ongoing stockholder servicing and/or distribution fees. There will be no upfront transaction fees paid with respect to Class I Common Stock, Class S Common Stock or Class D Common Stock. However, if shareholders purchase Class S Common Stock or Class D Common Stock through certain financial intermediaries, brokers, advisers or other selling agents (collectively, “Selling Agents”), they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions (collectively, an “Upfront Sales Load”), in such amount as they may determine, provided that Selling Agents limit such charges to a 3.5% cap on NAV for Class S Common Stock and a 1.5% cap on NAV for Class D Common Stock. Selling Agents may not charge an Upfront Sales Load on Class I Common Stock. The Selling Agents will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Company’s net assets attributable to Class S and Class D Common Stock, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I Common Stock. The shareholder servicing and/or distribution fees will be payable to the Company, but the Company anticipates that all of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating Selling Agents. The stockholder servicing and/or distribution fees are ongoing fees that are paid out of our assets attributable to those classes on an ongoing basis related to Class S Common Stock or Class D Common Stock.

Distribution and Servicing Plan

On June 24, 2025, the Board approved the Distribution and Stockholder Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company pays the intermediary manager with respect to the Common Stock on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fees as a % of NAV
Class I Common Stock	0.00%
Class S Common Stock	0.85%
Class D Common Stock	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

The Company will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S Common Stock and Class D Common Stock are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fees is conditioned on a broker providing the following ongoing services with respect to the Class S Common Stock or Class D Common Stock: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fees due to failure to provide these services, the Company will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees of $88 and $88, respectively, which were attributable to Class S Common Stock.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser pursuant to which the Adviser may elect to pay a portion of the Company's expenses from time to time, which the Company will be obligated to reimburse to the Adviser at a later date if certain conditions are met as described below.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company has not made any Reimbursement Payments to the Adviser. For the three and nine months ended September 30, 2025, the Adviser elected to pay $285 of the Company's operating expenses that are subject to the Expense Support Agreement. The Adviser did not pay for any operating expenses subject to the Expense Support Agreement for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, $3,285 and $3,000, respectively, of the Company’s expenses are subject to the Expense Support Agreement and $1,805 and $332, respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.

Board of Directors

The Board currently consists of five members, three of whom are independent directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three and nine months ended September 30, 2025, the Company incurred $86 and $236, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. For the three and nine months ended September 30, 2024, the Company incurred $68 and $209, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $0 and $71, respectively, was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Commitments

Total capital commitments as of September 30, 2025 and December 31, 2024, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three and nine months ended September 30, 2025, VHG Capital, L.P. purchased 0.000 and 138,423.924 shares of common stock, respectively, for a total purchase price of $0 and $2,712, respectively. During the three and nine months ended September 30, 2024, VHG Capital, L.P. purchased 123,655.400 and 513,416.825 shares of common stock, respectively, for a total purchase price of $2,430 and $10,081, respectively.

5.
BORROWINGS

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, asset coverage was 202.6% and 217.0%, respectively.

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

The Company’s obligations under the SMBC Credit Facility are secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements as of September 30, 2025 and December 31, 2024.

DB Credit Facility

On June 26, 2024 (the “Effective Date”), the Company entered into a loan financing and servicing agreement, (as amended, the “DB Credit Facility”) by and among VCSL Funding 1, a direct wholly owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time. On December 10, 2024, the Company amended the DB Credit Facility to allow for the Company to increase the maximum commitment from $200,000 up to $350,000 upon three business days’ written notice. Effective December 29, 2024 the Company increased the maximum commitment to $275,000.

On April 7, 2025, the Company amended the DB Credit Facility to allow for the Company to increase the maximum commitment from $275,000 up to $350,000 upon two business days’ written notice. Additionally, the DB Credit Facility was amended to provide that borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus (i) 2.15% per annum (reduced from 2.40% per annum) during the Revolving Period (as defined below), and (ii) 2.30% per annum (reduced from 2.90% per annum) following expiration of the Revolving Period (as defined below) for the remaining term of the DB Credit Facility. Effective May 28, 2025 the Company increased the maximum commitment to $325,000 and effective June 24, 2025, the Company further increased the maximum commitments to $350,000.

On July 18, 2025, the Company amended the DB Credit Facility to increase the maximum commitment under the DB Credit Facility from $350,000 to $450,000 and to allow for the Company to further increase the maximum commitment to $500,000, subject to satisfaction of customary conditions precedent. The $100,000 commitment increase expires on January 18, 2026.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. VCSL Funding 1 was in compliance with all covenants and other requirements as of September 30, 2025 and December 31, 2024.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

ING Credit Facility

On September 5, 2025, the Company entered into a senior secured revolving credit agreement (the “ING Credit Facility”) by and among the Company, as Borrower, ING Capital LLC, as Administrative Agent, Sole Bookrunner and Arranger, and the other lenders and issuing banks from time to time party thereto.

The ING Credit Facility provides for a revolving credit facility in an initial amount of up to $150,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Credit Facility may be increased to $500,000 if the Company exercises the uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing.

The Revolving Period under the ING Credit Facility will terminate on September 5, 2029 and the facility will mature on September 5, 2030.

Interest under the ING Credit Facility is payable, at the Company’s election, at either Daily Simple RFR, Term SOFR (or other term benchmark rate) or the Alternate Base Rate (defined as the greater of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5%, (iii) Term SOFR for a period of one month plus the applicable credit adjustment spread plus 1.0% and (iv) 1.0% plus an applicable margin equal to (I) (a) during any period in which the Company fails to maintain a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.25% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.25% per annum; or (b) during any period in which the Company maintains a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.00% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.00% per annum plus (II) an applicable credit adjustment spread of (a) with respect to any Term Benchmark Loan denominated in Dollars, 0.10%, (b) with respect to any RFR Loan denominated in GBP, 0.0326% and (c) with respect to Term Benchmark Loans denominated in CAD, 0.29547% for Loans with an interest period of one month and 0.32138% for Loans with an interest period of three months. The Company will also pay a fee of 0.375% on daily undrawn amounts under the ING Credit Facility.

The Company’s debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$18,000	$82,000	$82,000
ING Credit Facility	150,000	101,000	49,000	49,000
DB Credit Facility	450,000	450,000	-	-

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$7,634	$3,131	$17,541	$6,630
Facility unused commitment fee	393	323	944	539
Amortization of deferred financing costs	592	409	1,417	857
Total interest expense and credit facility fees	$8,619	$3,863	$19,902	$8,026
Cash paid for interest expense and credit facility fees	$7,684	$3,728	$18,451	$7,045
Weighted average contractual interest rate (1)	6.71%	7.66%	6.68%	7.83%
Average principal debt outstanding	$454,774	$159,924	$349,962	$111,681

(1)
Weighted average contractual interest rate for the three and nine months ended September 30, 2025 and 2024 is calculated as interest expense (excluding unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of September 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2025	December 31, 2024
Interest expense payable	$2,759	$1,376
Unused commitment fee payable	175	107
Total interest expense and credit facility fees payable	$2,934	$1,483

Other Short-Term Borrowings

Borrowings with original maturities of less than one year are classified as short-term. The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition. The Company includes other short-term borrowings in the balance of outstanding indebtedness in the calculation of the Company’s asset coverage requirement under the 1940 Act.

As of September 30, 2025 and December 31, 2024, the Company had no short-term borrowings.

6.
COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025 or December 31, 2024, for any such exposure.

A summary of significant contractual payment obligations was as follows as of September 30, 2025:

	Payments Due by Period As of September 30, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$18,000	$18,000	$-	$-	$-
ING Credit Facility	101,000	-	-	101,000	-
DB Credit Facility	450,000	-	-	450,000	-

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Company had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of September 30, 2025 and December 31, 2024:

	Par Value as of
	September 30, 2025	December 31, 2024
Delayed draw loan commitments	$95,577	$68,679
Revolving loan commitments	63,135	26,594
Other equity commitments	8,919	-
Total unfunded commitments	$167,631	$95,273

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

7.
FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,2025
	Class I	Class S (7)
Per Share Data:
Net asset value per share, beginning of period	$19.80	$19.68
Net investment income (loss) (1)	1.32	0.31
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.02)	(0.04)
Net increase (decrease) in net assets resulting from operations	1.30	0.27
Shareholder distributions from net investment income (3)	(1.45)	(0.30)
Net asset value per share, end of period	$19.65	$19.65
Number of shares outstanding, end of period	26,558,209.938	3,138,621.254
Total return based on net asset value (4)	6.79%	1.38%
Net assets, end of period	$521,874	$61,673
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	6.83%	6.59%
Expenses before incentive fees, after waivers and reimbursements of expenses	6.76%	6.39%
Expenses after incentive fees, before waivers and reimbursements of expenses	7.75%	7.44%
Expenses after incentive fees and waivers and reimbursements of expenses	7.68%	7.25%
Net investment income (loss)	6.31%	5.96%
Interest expense and credit facility fees	4.80%	5.08%
Ratio/Supplemental Data:
Asset coverage, end of period (6)	202.56%	202.56%
Portfolio turnover	5.18%	5.18%
Total committed capital, end of period	$767,913	$61,760
Ratio of total contributed capital to total committed capital, end of period	67.72%	100.00%
Weighted-average shares outstanding	19,109,905.503	2,989,163.099

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
(6)
Represents a fund level calculation applicable to both Class I Common Stock and Class S Common Stock.
(7)
The financial highlights for Class S Common Stock reflect activity from the commencement of the share class on August 1, 2025 through the end of the reporting period. All ratios and per share amounts are calculated based on the weighted average number of shares outstanding during this period.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

For the Nine Months Ended September 30,2024
Class I
Per Share Data:
Net asset value per share, beginning of period	$19.60
Net investment income (loss) (1)	0.74
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.15)
Net increase (decrease) in net assets resulting from operations	0.59
Shareholder distributions from net investment income (3)	(0.57)
Net asset value per share, end of period	$19.62
Number of shares outstanding, end of period	9,606,809.359
Total return based on net asset value (4)	2.55%
Net assets, end of period	$188,486
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	11.12%
Expenses before incentive fees, after waivers and reimbursements of expenses	10.27%
Expenses after incentive fees, before waivers and reimbursements of expenses	11.56%
Expenses after incentive fees and waivers and reimbursements of expenses	10.72%
Net investment income (loss)	3.35%
Interest expense and credit facility fees	5.95%
Ratio/Supplemental Data:
Asset coverage, end of period	198.04%
Portfolio turnover	9.74%
Total committed capital, end of period	$505,347
Ratio of total contributed capital to total committed capital, end of period	37.59%
Weighted-average shares outstanding	6,153,923.247

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

8.
NET ASSETS

The Company has the authority to issue 400,000,000 shares of Class I Common Stock, 50,000,000 shares of Class S Common Stock and 50,000,000 shares of Class D Common Stock.

As of September 30, 2025 and December 31, 2024, the Company had $247,876 and $277,876, respectively, of uncalled capital commitments from stockholders, $0 and $15,000, respectively, of which is contingent on the Company receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of the Company’s aggregate commitments, and $23,365 and $26,077, respectively, of which is from entities affiliated with or related to the Adviser.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Total shares issued and outstanding for all share classes as of September 30, 2025 and December 31, 2024 were 29,696,831.192 and 13,426,673.156, respectively. The following tables summarize activity in the number of shares issued and proceeds received during the nine months ended September 30, 2025:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59
4/1/2025	563,117.660	11,031	19.59
5/1/2025	670,297.282	13,078	19.51
6/2/2025	626,578.412	12,306	19.64
6/30/2025	7,439,160.776	146,254	19.66
8/1/2025	580,705.912	11,427	19.68
9/2/2025	507,158.544	9,960	19.64

	Class S
Date	Shares Issued	Proceeds Received	Issuance Price per Share
8/1/2025	3,138,621.254	$61,760	$19.68

The following table summarizes activity in the number of shares issued and proceeds received during the nine months ended September 30, 2024:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
3/26/2024	2,040,816.328	$40,000	$19.60
4/1/2024	253,146.256	4,962	19.60
5/10/2024	34,351.145	675	19.65
6/3/2024	15,997.968	315	19.69
6/27/2024	2,033,553.635	40,000	19.67
7/3/2024	72,817.895	1,432	19.67
8/2/2024	7,880.020	155	19.67
9/4/2024	63,233.044	1,240	19.61
9/27/2024	1,272,264.632	25,000	19.65

The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2025:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2025	1/31/2025	2/6/2025	$0.16000
2/28/2025	2/28/2025	3/6/2025	0.16000
3/28/2025	3/28/2025	4/7/2025	0.15500
4/30/2025	4/30/2025	5/8/2025	0.16000
5/28/2025	5/29/2025	6/6/2025	0.16000
6/26/2025	6/27/2025	7/7/2025	0.16250
7/31/2025	7/31/2025	8/8/2025	0.16250
8/29/2025	8/29/2025	9/11/2025	0.16250
9/30/2025	9/30/2025	10/7/2025	0.16250

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
8/29/2025	8/29/2025	9/11/2025	$0.14829
9/30/2025	9/30/2025	10/7/2025	0.14878

The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2024:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
5/1/2024	5/2/2024	5/6/2024	$0.02000
5/30/2024	5/31/2024	6/5/2024	0.15000
6/24/2024	6/25/2024	7/8/2024	0.09000
7/30/2024	7/31/2024	8/5/2024	0.09000
8/29/2024	8/30/2024	9/6/2024	0.10000
9/25/2024	9/26/2024	10/8/2024	0.12000

The following table reflects the shares issued pursuant to the dividend reinvestment program during the nine months ended September 30, 2025:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/23/2024	12/24/2024	1/8/2025	6,383.522	$126	$19.79
1/30/2025	1/31/2025	2/6/2025	6,937.876	137	19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70
3/28/2025	3/28/2025	4/7/2025	10,809.051	212	19.58
4/30/2025	4/30/2025	5/8/2025	13,377.082	262	19.59
5/28/2025	5/29/2025	6/6/2025	18,117.545	353	19.51
6/26/2025	6/27/2025	7/7/2025	20,737.899	407	19.64
7/31/2025	7/31/2025	8/8/2025	35,701.050	702	19.66
8/29/2025	8/29/2025	9/11/2025	40,425.771	794	19.66

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
8/29/2025	8/29/2025	9/11/2025	-	$-	$19.66

The following table reflects the shares issued pursuant to the dividend reinvestment program during the nine months ended September 30, 2024:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
5/1/2024	5/2/2024	5/6/2024	39.206	$1	$19.65
5/30/2024	5/31/2024	6/5/2024	607.744	12	19.69
6/24/2024	6/25/2024	7/8/2024	441.025	9	19.67
7/30/2024	7/31/2024	8/5/2024	964.146	19	19.67
8/29/2024	8/30/2024	9/6/2024	1,119.812	22	19.61

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Stock outstanding as of the close

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter.

The following table presents share repurchases completed under the share repurchase program during the nine months ended September 30, 2025. There were no share repurchases in 2024.

Repurchase Deadline Request	Total Number of Class I Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
April 21, 2025	19,735.281	0.12%	$19.59	March 31, 2025	$383
July 23, 2025	552.620	0.00%	19.66	June 30, 2025	11

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
9.
EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	Class I
	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net increase (decrease) in net assets resulting from operations	$12,367	$2,159	$25,817	$4,117
Weighted average shares outstanding	25,954,804.535	8,324,224.470	19,109,905.503	6,153,923.247
Basic and diluted earnings (loss) per share	$0.48	$0.26	$1.35	$0.67

	Class S
	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net increase (decrease) in net assets resulting from operations	$847	$-	$847	$-
Weighted average shares outstanding	2,989,163.099	-	2,989,163.099	-
Basic and diluted earnings (loss) per share	$0.28	$-	$0.28	$-

10.
SEGMENT REPORTING

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

11.
SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On October 2, 2025, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $200,000 in aggregate principal amount of its: (i) 5.85% Series 2025 Senior Notes, Tranche A, due October 2, 2028, in the aggregate principal amount of $62,500 (the “Tranche A Notes”), (ii) 6.22% Series 2025 Senior Notes, Tranche B, due October 2, 2030, in the aggregate principal amount of $37,500 (the “Tranche B Notes”), (iii) 5.85% Series 2025 Senior Notes, Tranche C, due October 2, 2028, in the aggregate principal amount of $62,500 (the “Tranche C Notes”) and (iv) 6.22% Series 2025 Senior Notes, Tranche D, due October 2, 2030, in the aggregate principal amount of $37,500 (the “Tranche D Notes” and, together with the Tranche A Notes, the Tranche B Notes and the Tranche C Notes, the “Notes”) to institutional investors in a private placement. Interest on the Notes will be due semiannually.

The Tranche A Notes and Tranche B Notes occurred on October 2, 2025 for $100,000. The closing of the Tranche C Notes and the Tranche D Notes is expected to occur on December 1, 2025 or on a date thereafter mutually agreed upon by the Company and the relevant purchaser parties for the remaining $100,000. The Company will apply the proceeds from the sale of the Notes for general corporate purposes, including to make investments, repay existing debt and make distributions permitted by the Note Purchase Agreement.

This transaction occurred after the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q. Accordingly, the Company has not recognized any impact of the transaction in the accompanying unaudited consolidated financial statements.

On October 29, 2025, the Company redeemed 11,408.454 shares of Class I Common Stock for total proceeds of $224 subject to a tender offer filed with the SEC on September 24, 2025.

On October 31, 2025 the Company declared a distribution for our common stock of $0.1625 per share, payable on November 7, 2025 to shareholders of record as of October 31, 2025.

As of November 3, 2025, the Company sold shares of our Common Stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $63,404 of subscription agreements entered into by the Company and its investors.

On November 4, 2025, the Company entered into forward-starting interest rate swaps. The forward-starting interest rate swap has an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche A Notes, the Fund receives a fixed interest rate of 5.85% per annum and pays a floating interest rate of SOFR + 2.51% per annum on the $62,500 of the Tranche A Notes. Under the forward-starting interest rate swap agreement related to the Tranche B Notes, the Fund receives a fixed interest rate of 6.22% per annum and pays a floating interest rate of SOFR + 2.82% per annum on the $37,500 of the Tranche B Notes. The Company designated each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. (the “Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025. This discussion also should be read in conjunction with the “Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of September 30, 2025, we had received capital commitments totaling $829.7 million. As of September 30, 2025, we have issued 29,696,831.192 shares of our common stock, for gross proceeds of $585.2 million.

Total capital commitments as of September 30, 2025, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of September 30, 2025, VHG Capital, L.P. had purchased 1,346,958.815 shares of common stock for a total purchase price of $26.6 million.

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

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.

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

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class of common stock), gains and losses are allocated to each class of common stock based on the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class of common stock are charged against the operations of that class.

Distributions

Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each class of common stock, the net distribution for each class of common stock is reduced for any class-specific expenses, including distribution and shareholder servicing fees, if any.

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

As of September 30, 2025 and December 31, 2024, our portfolio by investment strategy at fair value was comprised of the following:

	As of September 30, 2025		As of December 31, 2024
(In thousands)	Fair Value	% of Total Value	Fair Value	% of Total Value
Sponsor Credit	$744,213	64.8%	$298,630	58.9%
Founder Direct	253,229	22.1	88,942	17.6
Syndicated Credit	150,117	13.1	119,002	23.5
Total	$1,147,559	100.0%	$506,574	100.0%

Below is a summary of certain characteristics of our investment portfolio as of September 30, 2025 and December 31, 2024. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

Portfolio Characteristics:	As of September 30, 2025	As of December 31, 2024
Number of investments	104	72
Number of portfolio companies	44	31
Weighted average loan-to-value (“LTV”)(1)	35.7%	36.5%
Weighted average gross margin(2)	66.2%	68.0%
Weighted average EBITDA margin(3)	38.3%	34.9%
Weighted average yield to maturity (“YTM”)(4)	10.5%	10.5%
Percentage of total investments at fair value
First-lien debt	99.0%	98.8%
Preferred and Other Equity	1.0%	1.2%
Percentage of debt investments at fair value
Floating rate(5)	100.0%	100.0%
Fixed interest rate	0.0%	0.0%

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
(2)
Gross margin is calculated as gross profit divided by total revenue of the portfolio company. Excludes four portfolio company investments where gross margin is not reported by the portfolio company.
(3)
EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes twelve and five portfolio company investments as of September 30, 2025 and December 31, 2024, respectively, where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4)
YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.
(5)
Primarily subject to interest rate floors.

Our investment activity for the three and nine months ended September 30, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Investments:
Total investments at amortized cost, beginning of period	$734,233	$269,059	$504,119	$104,685
New investments purchased	420,070	90,095	677,255	275,900
Net accretion of discount on investments	860	242	1,658	547
PIK interest capitalized	52	52	344	105
Investments sold or repaid	(10,693)	(453)	(38,854)	(22,242)
Total investments at amortized cost, end of period	$1,144,522	$358,995	$1,144,522	$358,995

The industry(1) compositions of the portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025		As of December 31, 2024
Industry Composition:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Automobiles & Automobile Parts	5.3%	5.2%	5.8%	5.8%
Data & Analytics	6.8	6.8	13.9	13.9
Diversified Business Services	7.4	7.4	2.8	2.8
Diversified Consumer Services	0.6	0.6	-	-
Diversified Financial Institutions & Services	8.6	8.6	3.4	3.4
Diversified Software	9.1	9.2	6.5	6.5
Education	1.7	1.7	-	-
Financials	0.1	0.1	-	-
Government & Public Service	3.9	3.9	4.3	4.4
Government, Risk & Compliance	1.3	1.3	2.9	2.9
Healthcare IT & Technology	7.5	7.5	2.9	3.0
Hotels, Restaurants & Leisure	1.6	1.7	3.2	3.2
Infrastructure Software & DevOps	5.0	4.9	3.9	3.9
Insurance	6.3	6.3	5.6	5.5
IT Security	6.9	6.9	3.3	3.3
IT Services & IT Systems Management (Ex-Security)	13.7	13.7	16.9	16.9
Media, Entertainment & Publishing	1.5	1.5	3.5	3.5
Real Estate	3.8	3.8	4.6	4.7
Telecom Services & IT Hardware	2.2	2.2	6.7	6.6
Transportation, Logistics & Supply Chain	5.2	5.2	6.4	6.4
Utilities & Utility Equipment and Services	1.5	1.5	3.2	3.3
Total	100.0%	100.0%	100.0%	100.0%

(1)
The Company uses an internally developed industry classification system which was developed using the Global Industry Classification Standard (GICS®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.

As of September 30, 2025 and December 31, 2024, investments consisted of the following:

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$1,133,079	$1,135,522	$498,055	$500,587
Other Equity	6,710	7,237	1,332	1,247
Preferred Equity	4,733	4,800	4,732	4,740
Total	$1,144,522	$1,147,559	$504,119	$506,574

The weighted average investment income yields(1) for our first lien debt, based on the amortized cost and fair value were as follows:

	For the Nine Months Ended September 30, 2025		For the Year Ended December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien debt	10.5%	10.5%	11.0%	11.0%

(1)
The investment income yield is calculated as (a) the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of September 30, 2025, all of our first-lien debt investments were performing and current on their interest payments.

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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025		As of December 31, 2024
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$41,559	3.6%	$47,953	9.5%
Internal Risk Rating 2	1,106,000	96.4	458,621	90.5
Internal Risk Rating 3 (1)	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$1,147,559	100.0%	$506,574	100.0%

(1)
One investment was inadvertently previously presented in the Internal Risk Rating “3” category as of December 31, 2024. The table has been updated to correctly identify the investment in the Internal Risk Rating “2” category.

As of September 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 1.96 and 1.93, respectively.

Consolidated Results of Operations

For the three and nine months ended September 30, 2025 and 2024

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

Investment Income

Investment income for the three and nine months ended September 30, 2025 and 2024 was as follows:

(In thousands)	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
First-lien debt	$26,563	$8,703	$57,452	$18,677
Preferred stock dividends	201	292	585	292
Total Investment Income	$26,764	$8,995	$58,037	$18,969

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2025, there were no debt investments on non-accrual status.

Total investment income increased from $9.0 million for the three months ended September 30, 2024 to $26.8 million for the three months ended September 30, 2025 due to the increase in our investment portfolio from $359.0 at September 30, 2024 to $1,147.6 million at September 30, 2025. Total investment income increased from $19.0 million for the nine months ended September 30, 2024 to $58.0 million for the nine months ended September 30, 2025 also due to the significant increase in our investment portfolio over this twelve month time period.

Our weighted average investment income yield on total investments at amortized cost and fair value was 10.5% and 10.5%, respectively, as of September 30, 2025, and 11.0% and 11.0%, respectively, as of December 31, 2024. The decrease in the weighted average yield on total investments was primarily due to a decline in the underlying SOFR that is utilized to set the interest rate on our variable rate loans.

Net investment income after giving effect to any expense support and waivers of expenses for the three and nine months ended September 30, 2025 and 2024 was as follows:

(In thousands)	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Total investment income	$26,764	$8,995	$58,037	$18,969
Total expenses	14,034	6,588	32,369	15,588
Expense support and waivers	(309)	(515)	(497)	(1,141)
Net expenses after expense support and waivers	13,725	6,073	31,872	14,447
Net investment income	$13,039	$2,922	$26,165	$4,522

Waivers of expenses for the three months ended September 30, 2025 are due to voluntarily waived costs and expenses due to the Adviser under the Administration Agreement. Waivers and reimbursement of expenses for the three months ended September 30, 2024 represents the amounts reimbursed by the Adviser pursuant to the Expense Support Agreement. See Note 4. Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.

Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

(In thousands)	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Expenses:
Interest expense and credit facility fees	$8,619	$3,863	$19,902	$8,026
Management fees	1,735	515	3,642	1,134
Incentive fees	1,888	340	3,810	605
Distribution and shareholder servicing fees
Class S	88	-	88	-
Professional fees	590	434	1,601	1,350
Other general and administrative expenses	419	344	1,612	1,041
Administrative service fees	399	318	1,047	1,125
Offering costs	153	649	260	1,918
Directors fees	86	68	236	209
Insurance costs	57	57	171	180
Total expenses before expense support and waivers	14,034	6,588	32,369	15,588
Expense support and waivers	(309)	(515)	(497)	(1,141)
Net expenses after expense support and waivers	$13,725	$6,073	$31,872	$14,447

Interest expense and credit facility fees represents interest and fees incurred under the Credit Facilities (defined below). Total interest expense increased from $3.9 million for the three months ended September 30, 2024 to $8.6 million for the three months ended September 30, 2025 due to the increase in our total borrowings outstanding from $192.3 million at September 30, 2024 to $569.0 million at September 30, 2025. Total interest expense increased from $8.0 million for the nine months ended September 30, 2024 to $19.9 million for the nine months ended September 30, 2025 also due to the significant increase in our total borrowings outstanding over this twelve month time period. For more information about our outstanding borrowings, including the terms thereof, see Note 5. Borrowings in the notes to our consolidated financial statements and in the Liquidity and Capital Resources section below.

Management fees increased as a result of an increase in average gross assets for the three months ended September 30, 2024 to the three months ended September 30, 2025 and for the nine months ended September 30, 2024 to the nine months ended September 30, 2025. Incentive fees increased as a result of an increase in pre-incentive fee net investment income for the three months ended September 30, 2024 to the three months ended September 30, 2025 and for the nine months ended September 30, 2024 to the nine months ended September 30, 2025.

Professional fees include legal, rating agencies, tax, valuation, technology and other professional fees incurred relating to the management of the Company. Other general and administrative expenses include sub-administrative service fees, filing, research, subscriptions, and other costs. Sub-administrative service fees represent fees paid to State Street Bank and Trust Company pursuant to the State Street Sub-Administration Agreement. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Offering costs include expenses incurred in the initial formation of the Company and in the offering of our common stock. In total, the majority of our operating expense categories have increased primarily due to the costs associated with servicing a growing portfolio.

Waivers and reimbursements of expenses include expenses the Adviser has voluntarily agreed to waive pursuant to the Administration Agreement and expenses reimbursed by the Adviser pursuant to the Expense Support Agreement. Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by the Company to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of the Company’s total investments for such period. For the three and nine months ended September 30, 2025, the Adviser agreed to waive $24 thousand and $212 thousand, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2024, the Adviser agreed to waive $198 thousand and $198 thousand, respectively, in administrative service fees under the Administration Agreement. The waived amount continues to decline on a quarterly basis due to the continued growth in the investment portfolio.

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

The following table presents a summary of the Expense Payments (as defined below) and reimbursements of Expense Payments (as defined below) since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2025	$3,285	$-	$3,285
December 31, 2024	3,000	-	3,000

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025 and 2024 were as follows:

(In thousands)	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net realized gain (loss) on investments	$71	$-	$(83)	$-
Net change in unrealized appreciation (depreciation) on investments	104	(763)	582	(405)
Net realized and unrealized gain (loss) on investments	$175	$(763)	$499	$(405)

During the three and nine months ended September 30, 2025, we recorded a realized gain and loss on three investments totaling approximately $71 thousand and $(83) thousand, respectively. During the three and nine months ended September 30, 2025, we recorded unrealized appreciation on 72 and 82 investments totaling approximately $1.6 million and $5.1 million, respectively, and unrealized depreciation on 37 and 41 investments of approximately $(1.5) million and $(4.5) million, respectively. During the three and nine months ended September 30, 2024, we recorded unrealized appreciation on 37 and 38 investments totaling approximately $390 thousand and $1,792 thousand, respectively, and unrealized depreciation on 22 and 21 investments of approximately $(970) thousand and $(2,014) thousand, respectively.

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

As of September 30, 2025 and December 31, 2024, we had $38.4 million and $33.3 million, respectively, in cash, cash equivalents and restricted cash. For the nine months ended September 30, 2025, our cash and cash equivalents balance increased by $5.1 million. During that period, $(640.1) million was used in operating activities, primarily due to investment purchases of $(708.2) million, offset by $38.8 million in repayments of investments in portfolio companies. During the same period, $645.2 million was provided by financing activities, consisting primarily of proceeds from issuances of shares of common stock of $316.9 million and net proceeds from secured borrowings of $341.9 million.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of September 30, 2025, asset coverage was 202.6% and the asset coverage per unit was $2,026.

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

On June 26, 2024 (the “Effective Date”) we entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). As of September 30, 2025 and December 31, 2024, the maximum commitment was $450.0 million and $275.0 million, respectively. The period during which VCSL Funding 1 may request drawdowns under the DB

Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

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

On July 18, 2025, we amended the DB Credit Facility to increase the maximum commitment under the DB Credit Facility from $350.0 mililon to $450.0 million and to allow us to further increase the maximum commitment to $500.0 million, subject to satisfaction of customary conditions precedent. The $100.0 million increase expires on January 18, 2026.

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

On September 5, 2025, we entered into a senior secured revolving credit agreement (the “ING Credit Facility”) by and among the Company, as Borrower, ING Capital LLC, as Administrative Agent, Sole Bookrunner and Arranger, and the other lenders and issuing banks from time to time party thereto. Capitalized terms used but not defined herein shall have the meanings set forth in the ING Credit Facility.

The ING Credit Facility provides for a revolving credit facility in an initial amount of up to $150.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Credit Facility may be increased to $500.0 million if we exercise the uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing.

The Revolving Period under the ING Credit Facility will terminate on September 5, 2029 and the facility will mature on September 5, 2030.

Interest under the ING Credit Facility is payable, at our election, at either Daily Simple RFR, Term SOFR (or other term benchmark rate) or the Alternate Base Rate (defined as the greater of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5%, (iii) Term SOFR for a period of one month plus the applicable credit adjustment spread plus 1.0% and (iv) 1.0% plus an applicable margin equal to (I) (a) during any period in which we fail to maintain a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.25% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.25% per annum; or (b) during any period in which the Company maintains a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.00% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.00% per annum plus (II) an applicable credit adjustment spread of (a) with respect to any Term Benchmark Loan denominated in Dollars, 0.10%, (b) with respect to any RFR Loan denominated in GBP, 0.0326% and (c) with respect to Term Benchmark Loans denominated in CAD, 0.29547% for Loans with an interest period of one month and 0.32138% for Loans with an interest period of three months. We will also pay a fee of 0.375% on daily undrawn amounts under the ING Credit Facility.

Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the SMBC Credit Facility, the DB Credit Facility, and the ING Credit Facility (collectively the “Credit Facilities”), as applicable. Failure to comply with these covenants could result in a default under one or both of the Credit Facilities that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the one or both of the Credit Facilities, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As of September 30, 2025, we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 5. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The Credit Facilities consisted of the following as of September 30, 2025:

	As of September 30, 2025
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$18,000	$82,000	$82,000
ING Credit Facility	150,000	101,000	49,000	49,000
DB Credit Facility	450,000	450,000	-	-

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

Equity

As of September 30, 2025, we had $247.9 million of uncalled capital commitments from stockholders, including $23.4 million from entities affiliate with or related to our Adviser.

	As of September 30, 2025			As of December 31, 2024
(In thousands)	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$829,673	$247,876	70.1%	$528,140	(1)	$262,876	50.2%

(1)
Excludes $15.0 million as of December 31, 2024, of capital commitments that are contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments.

Borrowings with original maturities of less than one year are classified as short-term. The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition. The Company includes other short-term borrowings in the balance of outstanding indebtedness in the calculation of the Company’s asset coverage requirement under the 1940 Act.

As of September 30, 2025, the Company had no short-term borrowings.

Subscriptions and Drawdowns

We have the authority to issue 400,000,000 shares of Class I common stock, 50,000,000 shares of Class S common stock and 50,000,000 shares of Class D common stock, each with a par value of $0.01 per share.

Total shares issued as of September 30, 2025 were 29,696,831.192. The following table summarizes activity in the number of shares issued (excluding shares issued via our dividend reinvestment plan) during the nine months ended September 30, 2025:

	Class I
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59
4/1/2025	563,117.660	11,031	19.59
5/1/2025	670,297.282	13,078	19.51
6/2/2025	626,578.412	12,306	19.64
6/30/2025	7,439,160.776	146,254	19.66
8/1/2025	580,705.912	11,427	19.68
9/2/2025	507,158.544	9,960	19.64

	Class S
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
8/1/2025	3,138,621.254	$61,760	$19.68

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

The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2025:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2025	1/31/2025	2/6/2025	$0.16000
2/28/2025	2/28/2025	3/6/2025	0.16000
3/28/2025	3/28/2025	4/7/2025	0.15500
4/30/2025	4/30/2025	5/8/2025	0.16000
5/28/2025	5/29/2025	6/6/2025	0.16000
6/26/2025	6/27/2025	7/7/2025	0.16250
7/31/2025	7/31/2025	8/8/2025	0.16250
8/29/2025	8/29/2025	9/11/2025	0.16250
9/30/2025	9/30/2025	10/7/2025	0.16250

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
8/29/2025	8/29/2025	9/11/2025	$0.14829
9/30/2025	9/30/2025	10/7/2025	0.14878

The following table reflects the shares issued pursuant to the dividend reinvestment program during the nine months ended September 30, 2025:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/30/2025	1/31/2025	2/6/2025	6,937.876	$137	$19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70
3/28/2025	3/28/2025	4/7/2025	10,809.051	212	19.58
4/30/2025	4/30/2025	5/8/2025	13,377.082	262	19.59
5/28/2025	5/29/2025	6/6/2025	18,117.545	353	19.51
6/26/2025	6/27/2025	7/7/2025	20,737.899	407	19.64
7/31/2025	7/31/2025	8/8/2025	35,701.050	702	19.66
8/29/2025	8/29/2025	9/11/2025	40,425.771	794	19.66

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
8/29/2025	8/29/2025	9/11/2025	-	$-	$19.66

Share Repurchases

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common stock outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter.

The following table presents share repurchases completed under the share repurchase program during the nine months ended September 30, 2025. There were no share repurchases in 2024.

Repurchase Deadline Request	Total Number of Class I Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
April 21, 2025	19,735.281	0.12%	$19.59	March 31, 2025	$383
July 23, 2025	552.620	0.00%	19.66	June 30, 2025	11

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

The following tables show the contractual maturities of our Credit Facilities as of September 30, 2025:

	Payments Due by Period As of September 30, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
SMBC Credit Facility	$18,000	$18,000	$-	$-	$-
ING Credit Facility	101,000	-	-	101,000	-
DB Credit Facility	450,000	-	-	450,000	-

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025, or December 31, 2024, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of September 30, 2025 and December 31, 2024:

	Par Value as of
(In thousands)	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$95,577	$68,679
Unfunded revolving commitments	63,135	26,594
Other equity commitments	8,919	-
Total unfunded commitments	$167,631	$95,273

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

Finally, the Adviser sponsored a program whereby investors who purchase shares of common stock from the Company between November 4, 2024 and June 30, 2025 will be granted additional shares of common stock. Based on purchases of shares of common stock during that time period, investors received 557,525.581 shares (one additional share for every twenty shares purchased) on August 1, 2025. The 557,525.581 shares were transferred from VHG Capital, L.P., an affiliate of the Adviser. The Adviser is sponsoring a second program whereby investors who purchase shares of common stock from the Company between July 1, 2025 and December 31, 2025 will be granted additional shares of common stock. See Note 4. Related Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Income Taxes

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.

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

Recent Developments

On October 2, 2025, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $200.0 million in aggregate principal amount of its: (i) 5.85% Series 2025 Senior Notes, Tranche A, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche A Notes”), (ii) 6.22% Series 2025 Senior Notes, Tranche B, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche B Notes”), (iii) 5.85% Series 2025 Senior Notes, Tranche C, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche C Notes”) and (iv) 6.22% Series 2025 Senior Notes, Tranche D, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche D Notes” and, together with the Tranche A Notes, the Tranche B Notes and the Tranche C Notes, the “Notes”) to institutional investors in a private placement. Interest on the Notes will be due semiannually.

The Tranche A Notes and Tranche B Notes occurred on October 2, 2025 for $100.0 million. The closing of the Tranche C Notes and the Tranche D Notes is expected to occur on December 1, 2025 or on a date thereafter mutually agreed upon by the Company and the relevant purchaser parties for the remaining $100.0 million. The Company will apply the proceeds from the sale of the Notes for general corporate purposes, including to make investments, repay existing debt and make distributions permitted by the Note Purchase Agreement.

The closing of this transaction occurred after the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q. Accordingly, the Company has not recognized any impact of the transaction in the accompanying unaudited consolidated financial statements.

On October 29, 2025, the Company redeemed 11,408.454 shares of Class I common stock for total proceeds of $224,179 subject to a tender offer filed with the SEC on September 24, 2025.

On October 31, 2025, the Company declared a distribution for our common stock of $0.1625 per share, payable on November 7, 2025 to shareholders of record as of October 31, 2025.

As of November 3, 2025, the Company sold shares of our common stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $63,404 of subscription agreements entered into by the Company and its investors.

On November 4, 2025, the Company entered into forward-starting interest rate swaps to more closely align the interest rates of the Company’s Tranche A Notes and Tranche B Notes with the Company’s investment portfolio, which consists of predominately floating rate loans. The forward-starting interest rate swap has an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche A Notes, the Fund receives a fixed interest rate of 5.85% per annum and pays a floating interest rate of SOFR + 2.51% per annum on the $62.5 million of the Tranche A Notes. Under the forward-starting interest rate swap agreement related to the Tranche B Notes, the Fund receives a fixed interest rate of 6.22% per annum and pays a floating interest rate of SOFR + 2.82% per annum on the $37.5 million of the Tranche B Notes. The Company designated each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

As of each of September 30, 2025 and December 31, 2024, on a fair value basis, approximately 0% of our debt investments bear interest at a fixed rate and approximately 100% of our debt investments bear interest at a floating rate. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of September 30, 2025. Interest expense on the Credit Facilities is calculated using the interest rate as of September 30, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our September 30, 2025 consolidated statements of assets and liabilities, the following table shows the annualized net interest income, in thousands, of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$(11,447)	$(5,690)	$(5,757)
-200 Basis Points	(22,894)	(11,380)	(11,514)
-300 Basis Points	(34,341)	(17,070)	(17,271)
+100 Basis Points	11,447	5,690	5,757
+200 Basis Points	22,894	11,380	11,514
+300 Basis Points	34,341	17,070	17,271

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2025, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of Vista Credit Strategic Lending Corp. (as amended June 30, 2025)
3.2	Articles Supplementary of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2025)
3.3	Amended and Restated Bylaws of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on June 15, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* File/Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vista Credit Strategic Lending Corp.
Date: November 7, 2025	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: November 7, 2025	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer