Form 10-K
period 2025-12-31
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2026-03-11
CIK 1919369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2025 has not been provided because there is no established market for the registrant`s shares of common stock. As of March 11, 2026, the registrant had 43,351,722.758, 5,397,549.000, and 0 shares of Class I, Class S, and Class D common stock, $0.01 par value per share, outstanding, respectively.

Documents Incorporated by Reference

Parts of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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
•
actual and potential conflicts of interest with the Adviser;
•
our access to confidential information which may restrict our ability to take action with respect to some investments;
•
restrictions on our ability to enter into transactions with our affiliates;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company;
•
regulations governing our operations as a business development company and RIC that impact our ability to raise capital or borrow for investment purposes;
•
the impact of global economic and market conditions, including the risks of a changing regulatory environment, slowing economy, inflation, tariffs and trade disputes with other countries and risk of recession;
•
the impact of the Russian invasion of Ukraine, the conflicts in the Middle East, and general uncertainty surrounding international financial and political stability on our portfolio companies and the global economy;
•
the impact of adverse developments affecting the financial services and banking industries;
•
the fact that our portfolio companies are expected to operate in the enterprise software, data and technology-enabled business sectors and are subject to risks particular to those industries;
•
the impact of artificial intelligence and associated novel risks to both us and our portfolio companies; and
•
changes in laws or regulations governing our operations.

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

PART I.

In this Form 10-K, except where the context suggests otherwise:

•
the terms “we,” “us,” “our,” and “Company” refer to Vista Credit Strategic Lending Corp., incorporated under the laws of the State of Maryland, and its consolidated subsidiaries;
•
the term “Vista” refers to Vista Equity Partners, together with its affiliates, including Vista Credit Partners, L.P.;
•
the terms “Adviser” and “Administrator” refer to Vista Credit BDC Management, L.P., our investment adviser that is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly owned and consolidated subsidiary of Vista;
•
“ING Credit Facility” refers to the revolving credit facility governed by the agreement with ING Capital LLC (“ING”) which was entered into on September 5, 2025;
•
“DB Credit Facility” refers to the revolving credit facility governed by the agreement, as amended, with Deutsche Bank AG (“DB”), which was entered into on June 26, 2024 by and among DB and VCSL Funding I LLC (“VCSL Funding”), a direct wholly-owned subsidiary of the Company;
•
“Note Purchase Agreement” refers to the agreement governing the issuance of unsecured notes that was entered into on October 2, 2025.
•
references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by investing primarily in senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities. Our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. To achieve our investment objective, we leverage an extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

We invest in “middle-market companies,” which we define to generally mean companies with EBITDA of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled business sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high yield and syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). The enterprise value of our borrowers typically ranges from $500 million to over $5 billion. Our target credit investments typically have maturities between three and seven years with an average duration between three and five years and generally range in size between $10 million and $75 million. The investment size varies based on numerous factors, including the size of our capital base.

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

We are conducting private offerings (the “Private Offering”) of shares of our common stock, par value $0.01 per share, to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration and whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s net asset value per share. We sell our shares of common stock, consisting of Class S shares, par value $0.01 per share, Class D shares, par value $0.01 per share and Class I shares, par value $0.01 per share (the “Common Stock”) on a continuous monthly basis at a price per share equal to our net asset value per share. In our perpetual-life structure, we may offer holders of our Common Stock (our “Stockholders”), in our discretion, an opportunity to have their shares repurchased by us on a quarterly basis, but we are not obligated to offer to repurchase any shares of our Common Stock in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we are not obligated by our charter (as amended and restated, the “Charter”) or otherwise to effect a liquidity event at any time.

Share Repurchase Program; Liquidity Options

We have commenced a share repurchase program, under which, at the discretion of our Board of Directors, we may repurchase, in each quarter, up to 5.0% of Common Stock outstanding as of the close of the previous calendar quarter, at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable quarter; provided that tendered shares of Common Stock that have not been outstanding for at least (i) one year with respect to shares of Common Stock issued pursuant to subscription agreements accepted prior to November 1, 2024 or after December 31, 2025 and (ii) two years with respect to shares of Common Stock issued pursuant to subscription agreements accepted between November 1, 2024 and December 31, 2025 may, in each case, be subject to an early repurchase fee of up to 2% of such shares’ net asset value. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be canceled and thereafter will be authorized and unissued shares.

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

Vista

Vista was formed in 2000 to pursue buyout transactions of enterprise software businesses and technology-enabled solutions companies. Since its founding, Vista has expanded both its personnel and product offerings. As of December 31, 2025, Vista, together with the Vista Value Creation Team (“VCT”), has over [770] employees, including over [225] investment professionals and over [100] VCT professionals. Vista manages a series of private equity funds pursuing buyout and strategic growth equity investments, a permanent capital fund that principally invests in operationally mature enterprise software businesses, credit funds which generally invest in the credit of enterprise software, data and technology-enabled companies and public equity market funds primarily focused on publicly traded securities, derivatives and similar instruments.

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

As of December 31, 2025, Vista had over $100 billion in assets under management. Vista’s assets under management (“AUM”) generally represents the net asset value (“NAV”) of assets Vista manages based on U.S. generally accepted accounting principles plus unfunded commitment amounts as of the measurement date. NAV refers to the fair value of the assets of a fund less the liabilities of a fund. Vista’s AUM figures do not include assets held in certain employee contribution vehicles. Globally, Vista is one of the largest and most active investment firms dedicated to investing in the enterprise software, data and technology-enabled solutions sector, having completed over 650 software transactions in the sector since inception through September 30, 2025.

The Adviser and Administrator - Vista Credit BDC Management, L.P.

Vista Credit BDC Management, L.P. serves as our investment adviser pursuant to the investment advisory agreement entered into on June 16, 2023 between us and the Adviser (the “Investment Advisory Agreement”). The Adviser also serves as our administrator pursuant to the administration agreement also entered into on June 16, 2023 between us and the Adviser (the “Administration Agreement”). The Adviser is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of the Board of Directors, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Adviser is an affiliate of Vista Credit Partners. Vista Credit Partners is the credit platform of Vista and leverages Vista’s extensive domain expertise, resources, market presence and proprietary investment acumen built on 25 years of successful investing experience in software-focused businesses to capitalize on credit investment opportunities in the growing enterprise software, data and technology-enabled business sector.

Vista Credit Partners is led by Pete Fisher and Greg Galligan, co-heads of Vista Credit Partners, and a dedicated team of approximately 18 investment professionals (the “VCP Investment Team”). Certain senior members of the VCP Investment Team maintain joint responsibility for overseeing VCP’s investment-related activities, including approving investment decisions made on behalf of VCP’s client accounts (the “VCP Investment Committee”). Greg Galligan is Co-Head and Senior Managing Director of VCP and a member of the VCP Investment Committee. Mr. Galligan manages VCP’s direct lending business, and serves as our Chief Executive Officer and President.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by a majority of the Board of Directors or by the holders of a Majority of the Outstanding Shares of Common Stock (as defined below) and, in each case, a majority of the independent directors. The Board of Directors most recently re-approved the Investment Advisory Agreement in May 2025. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of Common Stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of Common Stock present at a meeting, if the holders of more than 50% of the outstanding shares of Common Stock are present or represented by proxy or (2) a majority of outstanding shares of Common Stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

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

We will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
•
100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up”; and
•
12.5% of our pre-incentive fee net investment income, if any, that exceeds 1.43% (5.72% annualized).

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

Administration Agreement

On June 16, 2023, we entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement the Adviser performs, or oversees the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to Stockholders and the

Board of Directors and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which we are required to provide such assistance, assisting us in determining and publishing (as necessary or appropriate) our net asset value and overseeing the preparation and filing of our tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We reimburse the Adviser (and/or one or more of its affiliates) for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and we will reimburse the Adviser (or relevant affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Adviser. We bear our allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the officers who provide operational, administrative, legal, compliance, finance and accounting services thereunder; their respective staffs; and other professionals who are employed by any of the Adviser’s affiliates that provide services to us, and that assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals.

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by a majority of the Board of Directors or by the holders of a Majority of the Outstanding Shares of Common Stock and, in each case, a majority of the independent directors. The Board of Directors most recently re-approved the Administration Agreement in May 2025. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of Common Stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

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

Expense Support and Conditional Reimbursement Agreement

We entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser on June 16, 2023, pursuant to which the Adviser may elect to pay certain of our expenses on our behalf (“Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees. As of December 31, 2025, the Adviser has elected to pay $3.6 million of the Company’s organization and offering expenses pursuant to the Expense Support Agreement, $3.6 million of which, as of December 31, 2025, has been paid and $3.6 million of which, as of December 31, 2025, has become a liability of the Company. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by us under the Expense Support Agreement are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

Our obligation to make a Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. As of December 31, 2025, we have recognized a liability in the amount of $3.6 million with respect to Reimbursement Payments owed to the Adviser under the Expense Reimbursement Agreement included in Due to Adviser in the accompanying Consolidated Statements of Assets and Liabilities. The Reimbursement Payment for any calendar quarter will be paid by us to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than 45 days after the end of such calendar quarter.

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

Favorable characteristics and long-term trends of the enterprise software sector

We believe that focusing on the enterprise software, data and technology-enabled business sector is a mandate that seeks to provide compelling risk-adjusted returns across a narrower band of outcomes rather than investing in the broader credit markets. The defensive nature of the software operating model is driven by mission criticality of enterprise solutions, highly recurring revenue models, strong customer and revenue retention dynamics, high gross margins coupled with significantly variable cost structures, high free cash flow generation once scaled, and an attractive collateral base.

In addition to its defensive characteristics, the enterprise software, data and technology-enabled business sector also serves virtually every end market, creating significant inherent end-market diversity within the target investment base. Many businesses in the sector tend to focus vertically and provide solutions that cater specifically to a given end market. We believe this focus and history of providing differentiating solutions based on a specific end market has led to their stability and longevity, as we believe that these businesses offer their customers attractive, industry-specific capabilities and functionality that are difficult to replace or substitute. Horizontally focused software-enabled services will typically have their own inherent industry diversification as they optimize specific workflows and then monetize this “better solution” across numerous customers in multiple industries. We believe this combination of end-market and end-customer diversification should serve to limit any single industry concentration risk or correlation with a key macro driver, such as a given commodity price or percentage share of consumer spending.

Proprietary and Differentiated Sourcing Model

The VCP Investment Team maintains extensive direct sourcing relationships across multiple channels, including directly with the management teams of companies, private equity sponsors and venture capital/growth equity firms, and also sources a meaningful number of opportunities through proprietary relationships or direct referrals from investment team members across the broader Vista platform. Across its history, VCP has benefited from referrals from other Vista colleagues for FounderDirect Lending, a part of Vista’s lending strategy that offers first-lien loans (with some equity component) directly to founder-run enterprise software companies, or transactions that are structured as first-lien loans (with some equity component). Since 2011, Vista has evaluated over 30,000 enterprise software, data and technology-enabled solutions company investment opportunities (as of September 30, 2025). We believe that this scale and breadth afford us the capability to source and identify far more opportunities for us than would otherwise be possible if we were a standalone credit manager.

As of December 31, 2025, Vista has approximately 200 investment professionals focused on enterprise software and software-related businesses; we believe that VCP, together with other teams across the Vista platform, equates to one of the largest software vertical sourcing capabilities when compared to any other private equity or private credit manager. Importantly, the VCP Investment Team also directly engages in dedicated venture capital and growth equity origination. As a result, VCP leverages a sourcing channel that is unique amongst private credit firms which traditionally rely solely on relationships with banks, venture capital firms, and sponsors.

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

Attractive Credit Attributions

Enterprise software and technology-enabled businesses possess attractive business models that generally drive consistent, predictable performance. Notably, contractual revenue basis, low fixed costs, and compelling unit economics drive attractive margin and free cash flow profiles. Because of these attractive attributes, lending into enterprise software and technology-enabled companies has typically had lower loan-to-values versus the broader market, resulting in attractive and durable positioning. Further, the asset base of enterprise software and technology-enabled businesses often has strategic value, namely through the intellectual property. In addition, we believe there is a large universe of strategic and corporate buyers for software and technology-enabled companies that provides downside protection and a “second way out” for investments in these companies and presents opportunities for us to participate in primary financing activity and refinancing of existing loan packages.

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

To complement the VCP Investment Team’s direct sourcing and market coverage models, VCP intends to source a meaningful number of opportunities for us from proprietary relationships or direct referrals from investment team members across Vista. Across its history, VCP has benefited from referrals from other Vista colleagues for FounderDirect Lending. In addition to referrals from other investment professionals within Vista, VCP leverages Vista’s network of over 960 intermediary relationships with institutions such as investment banks, financing advisors, and commercial banks to generate investment opportunities in the enterprise software, data and technology-enabled business sector. We believe that Vista’s investment track record has earned Vista a distinguished reputation in the software industry, which has led to high demand from institutions to work with Vista, including VCP specifically. In addition, VCP also intends to leverage Vista’s proprietary database that currently includes several thousand software companies within Vista’s target market. Since 2011, Vista has evaluated over 30,000 enterprise software, data and technology-enabled solutions company investment opportunities across market capitalizations (as of September 30, 2025).

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

Underwriting

All new potential investments are initially screened by a senior member of the VCP Investment Team for fit with the investment strategy. Viable opportunities are assigned to an internal deal team that completes a preliminary review of the available materials and conducts an initial credit assessment including identification of strengths, potential risks and mitigants, key questions and an evaluation of the structure to support a decision to decline or move forward to perform more detailed diligence and analysis. Transactions are initially brought up for discussion with the Adviser screening committee (the “Adviser Screening Committee”), which is comprised of a subset of senior members of the VCP Investment Team. The applicable deal team, together with the Adviser Screening Committee, decide whether to decline or move forward to perform more detailed diligence and analysis based on the preliminary review and findings. If the relevant deal team is supportive of the transaction, it will then commence full diligence to address the raised credit, structure and/or transaction issue(s), if any, among other typical diligence and underwriting procedures.

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

Portfolio and Risk Management

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and outlook;
•
comparisons to other companies in the portfolio company’s industry;
•
attendance at, and participation in, board meetings; and
•
review of periodic financial statements and financial projections for portfolio companies.

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

Portfolio Composition

As of December 31, 2025 and 2024, the fair value of our investments was $1,468.2 million and $506.6 million, respectively, in 49 and 31 portfolio companies, respectively. The type, geography and industry compositions of our investments, each as a percentage of the fair value of our investments as of December 31, 2025 and 2024 were as follows:

	As of
Type - % of Fair Value	December 31, 2025	December 31, 2024
First-lien debt	97.2%	98.8%
Other equity	2.7	0.9
Preferred equity	0.1	0.3
Total	100.0%	100.0%

	As of
Type - % of Fair Value of First-Lien Debt	December 31, 2025	December 31, 2024
Floating	99.3%	100.0%
Fixed	0.7	-
Total	100.0%	100.0%

	As of
Industry - % of Fair Value	December 31, 2025	December 31, 2024
Architecture, Construction & Engineering	2.0%	0.0%
Automobiles & Automobile Parts	4.1	5.8
Data & Analytics	6.0	13.9
Diversified Business Services	6.9	2.8
Diversified Consumer Services	1.0	-
Diversified Financial Institutions & Services	8.0	3.4
Diversified Software	7.4	6.5
Education	1.3	-
Financials	0.1	-
Government & Public Service	3.1	4.4
Government, Risk & Compliance	5.1	2.9
Healthcare IT & Technology	10.4	3.0
Hotels, Restaurants & Leisure	1.4	3.2
Infrastructure Software & DevOps	3.9	3.9
Insurance	5.0	5.5
IT Security	5.7	3.3
IT Services & IT Systems Management (Ex-Security)	11.7	16.9
Media, Entertainment & Publishing	2.2	3.5
Real Estate	3.2	4.7
Telecom Services & IT Hardware	1.7	6.6
Transportation, Logistics & Supply Chain	7.9	6.4
Utilities & Utility Equipment and Services	1.9	3.3
Total	100.0%	100.0%

	As of
Geography - % of Fair Value	December 31, 2025	December 31, 2024
United States	91.3%	90.8%
Canada	1.9	-
Luxembourg	0.7	2.0
Netherlands	4.7	3.2
Switzerland	1.4	4.0
Total	100.0%	100.0%

See the Consolidated Schedule of Investments as of December 31, 2025 in our consolidated financial statements in Part II, Item 8, of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Competition

Our primary competitors in providing financing to middle-market technology companies include other BDCs, public and private investment vehicles and insurance companies, as well as traditional financial services companies such as commercial banks, investment banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. See “Item 1A. Risk Factors—Risks Relating to Our Business—We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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

(a)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(i)
is organized under the laws of, and has its principal place of business in, the United States;
(ii)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(iii)
satisfies any of the following:
(1)
does not have any class of securities that is traded on a national securities exchange;
(2)
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(3)
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(4)
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(b)
Securities of any eligible portfolio company controlled by us.
(c)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(d)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(e)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)
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

Affiliated Transactions. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on exemptive relief that was granted by the SEC on July 8, 2025 to allow us to co-invest with other entities and accounts managed or controlled by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are permitted to co-invest with certain of our affiliates pursuant to the conditions of the exemptive order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where an existing or future investment fund or account managed by Vista or any of its affiliates has a pre-existing investment in an issuer in which we and such other investment funds or accounts will co-invest, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that, in relevant part, (i) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Stockholders and do not involve overreaching of us or Stockholders on the part of any person concerned; (ii) the proposed transaction is consistent with the interests of our Stockholders and our policy as recited in filings made by us with the SEC and our reports to Stockholders; and (iii) the Board of Directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. The Adviser’s co-investment policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between us and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of other funds established by the Adviser that could avail themselves of the exemptive relief.

Cancellation of the Investment Advisory Agreement. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of Common Stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective (June 16, 2023), and will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a Majority of the Outstanding Shares of Common Stock, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

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

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares of Common Stock.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to operate in a manner so as to continuously qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to the Stockholders as dividends. Instead, dividends we timely distribute (or are deemed to distribute) generally will be taxable to Stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to Stockholders. We will be subject to tax on any undistributed income and gains at the regular U.S. corporate income tax rates. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our Stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (realized net long-term capital gain in excess of realized net short-term capital loss) we distribute (or are deemed to distribute) to Stockholders. We will be subject to U.S. federal income tax at the regular U.S. corporate income tax rates on any income or capital gains not distributed (or deemed distributed) to our Stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. Although we generally intend to operate so as to meet the Excise Tax Avoidance Requirement, no assurances can be provided in this regard and we may be required to pay the excise tax on a portion of our income.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock, foreign currencies or securities or (b) net income derived from an interest in a “qualified publicly traded partnership” or “QPTP” (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more QPTPs (the “Diversification Tests”).

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

We may invest in partnerships, including QPTPs, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities. For the purpose of determining whether we satisfy the 90% Income Test and the Diversification Tests described above, the character of our distributive share of items of income, gain, losses, deductions and credits derived through any investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are treated as disregarded as separate from us for U.S. federal income tax purposes, generally will be determined as if we realized these tax items directly. Further, for purposes of calculating the value of our investment in the securities of an issuer for purposes of determining the 25% requirement described above, our proper proportion of any investment in the securities of that issuer that are held by a member of our “controlled group” must be aggregated with our investment in that issuer. A controlled group is one or more chains of corporations connected through stock ownership with us if (a) at least 80% of the total combined voting power of all classes of voting stock of each of the corporations is owned directly by one or more of the other corporations, and (b) we directly own at least 80% or more of the combined voting stock of at least one of the other corporations.

We may be required to recognize taxable income for U.S. federal income tax purposes in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, debt instruments that have increasing interest rates or that are issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our Stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. We may have other investments, either directly or through one or more partnerships in which we invest, that require income to be included in investment company taxable income in a year prior to the year in which we actually receive a corresponding amount of cash in respect of such income.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax on all of our taxable income (including our net capital gains) at regular U.S. corporate income tax rates

Under the 1940 Act, we are not permitted to make distributions to our Stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax on all of our taxable income (including our net capital gains) at regular U.S. corporate income tax rates or subject to the 4% excise tax on our undistributed income.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert currently lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income (as compared to non-corporate taxpayers); (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; (vii) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income; and (viii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions; however, no assurance can be given that we will be eligible for any such tax elections or that any elections we make will fully mitigate the effects of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we may experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our Stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a Stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

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

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our Stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent we do not exceed prior increases included in income. Our ability to make either election will depend on factors beyond our control, and we are subject to restrictions that may limit the availability or benefit of these elections. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

If we hold more than 10% of the shares in a foreign corporation that is treated as a CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income or, if eligible, the preferential rates that apply to “qualified dividend income”) each year from such foreign corporation in an amount equal to its pro rata share of the foreign corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the foreign corporation makes an actual distribution during such year. This deemed distribution is required to be included in the income of a U.S. shareholder of a CFC regardless of whether the shareholder has made a QEF election with respect to such CFC (as discussed above). In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by 10% U.S. shareholders. A “10% U.S. shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined value or voting power of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in its investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement. Income inclusions from a foreign corporation that is a CFC are “good income” for purposes of the 90% Income Test regardless of whether we receive timely distributions of such income from the foreign corporation.

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

If we fail to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of the taxable year, we may still continue to be taxed as a RIC for the relevant taxable year if we are eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain relief provisions (as discussed above) are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular U.S. corporate income tax rates. We would not be able to deduct distributions to Stockholders, nor would distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our Stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years and then seek to requalify as a RIC, we may be required to pay corporate-level tax on the unrealized appreciation recognized during the succeeding five-year period unless we make a special election to recognize gain to the extent of any unrealized appreciation in our assets at the time of requalification.

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

Taxation of U.S. Stockholders

Our distributions generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Common Stock. To the extent such distributions paid by us to Stockholders taxed at individual rates are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions (“Qualifying Dividends”) may be eligible for a current maximum tax rate of 20% applicable to long-term capital gains. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Stockholder as long-term capital gains that are currently taxable at a maximum rate of 20% in the case of Stockholders taxed at individual rates, regardless of the U.S. Stockholder’s holding period for his, her or its Common Stock and regardless of whether paid in cash or reinvested in additional Common Stock. Distributions in excess of our earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such Stockholder’s Common Stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. Stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, and the U.S. Stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax we paid thereon. Because we expect to pay tax on any retained capital gains at our regular U.S. corporate income tax rate, and because that rate is in excess of the maximum rate currently payable by U.S. Stockholders taxed at individual rates on long-term capital gains, the amount of tax that individual U.S. Stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. Stockholder’s other U.S. federal income tax obligations. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder’s adjusted tax basis for his, her or its Common Stock. In order to utilize the deemed distribution approach, we must provide written notice to our Stockholders prior to the expiration of 60 days after the close of the relevant taxable year.

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

With respect to the reinvestment of dividends, if a U.S. Stockholder owns shares of Common Stock registered in its own name, the U.S. Stockholder will have all cash distributions automatically reinvested in additional shares of Common Stock unless the U.S. Stockholder opts out of the reinvestment of dividends by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested will nevertheless remain taxable to the U.S. Stockholder. The U.S. Stockholder will have an adjusted basis in the additional shares of Common Stock purchased through the reinvestment equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account.

If an investor purchases shares of Common Stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution. However, the Stockholder will be taxed on the distribution as described above, despite the fact that, economically, it may represent a return of his, her or its investment.

Distributions out of our current and accumulated earnings and profits will not be eligible for the 20% pass-through deduction under Section 199A of the Code.

A U.S. Stockholder generally will recognize taxable gain or loss if the U.S. Stockholder sells or otherwise disposes of his, her or its shares of Common Stock. The amount of gain or loss will be measured by the difference between such U.S. Stockholder’s adjusted tax basis in the Common Stock sold or otherwise disposed of and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of Common Stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of Common Stock may be disallowed if other shares of Common Stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

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

Non-corporate U.S. Stockholders generally are subject to a 3.8% Medicare surtax on their “net investment income” (or, in the case of an estate or trust, their undistributed “net investment income”), the calculation of which includes interest income and original issue discount, any taxable gain from the disposition of our Common Stock and any distributions on our Common Stock (including the amount of any deemed distribution) to the extent such distribution is treated as a dividend or as capital gain (as described above). Non-corporate U.S. Stockholders are urged to consult their tax advisors on the effect of acquiring, holding and disposing of our Common Stock on the computation of “net investment income” in their individual circumstances.

Legislation requires reporting of adjusted cost basis information for covered securities, which generally include shares of a RIC, to the Internal Revenue Service and to taxpayers. U.S. Stockholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.

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

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, Stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we currently are treated as a “publicly offered regulated investment company”, there can be no assurance that we will qualify as a “publicly offered regulated investment company” for any of our taxable years. If we are not a “publicly offered regulated investment company” for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fee paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are generally not allowed to take miscellaneous itemized deductions, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

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

Actual or deemed distributions of our net capital gains to a Non-U.S. Stockholder, and gains realized by a Non-U.S. Stockholder upon the sale of Common Stock, will generally not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless (a) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Stockholder (and, if required by an applicable income tax treaty, are attributable to a permanent establishment maintained by the Non-U.S. Stockholder in the United States), in which case such distributions or gains generally will be subject to U.S. federal income tax at the rates applicable to U.S. persons or (b) the Non-U.S. Stockholder is an individual, has been present in the United States for 183 days or more during the taxable year, and certain other conditions are satisfied, in which case the distributions or gains, as the case may be, generally will be subject to U.S. federal income tax at a rate of 30% (or such lower rate specified by an applicable income tax treaty), although the distributions or gains may be offset by U.S. source capital losses, if any, of the Non-U.S. Stockholder provided such holder has timely filed U.S. federal income tax returns with respect to such losses.

Under our distribution reinvestment plan, if a Non-U.S. Stockholder owns shares of Common Stock registered in its own name, the Non-U.S. Stockholder will have all cash distributions automatically reinvested in additional shares of Common Stock unless it opts out of the distribution reinvestment plan by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. See “—Distribution Reinvestment Plan.” If the distribution is a distribution of our investment company taxable income, is not designated by us as a short-term capital gains dividend or interest-related dividend and it is not effectively connected with a U.S. trade or business of the Non-U.S. Stockholder (or, if required by an applicable income tax treaty, is not attributable to a U.S. permanent establishment of the Non-U.S. Stockholder), the amount distributed (to the extent of our current or accumulated earnings and profits) will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) and only the net after-tax amount will be reinvested in Common Stock. The Non-U.S. Stockholder will have an adjusted basis in the additional shares of Common Stock purchased through the reinvestment equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the Non-U.S. Stockholder’s account.

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

For a corporate Non-U.S. Stockholder, distributions (both actual and deemed), and gains recognized upon the sale or other disposition of our Common Stock, that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a rate of 30% (or lower rate provided by an applicable treaty).

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

•
We have limited operating history.
•
We are a privately placed, perpetual-life BDC, and our Stockholders may not be able to transfer or otherwise dispose of our Common Stock at desired times or prices, or at all.
•
We may have difficulty sourcing investment opportunities.
•
Due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
•
We may borrow money, including under the ING Credit Facility, DB Credit Facility, and Note Purchase Agreement, which may magnify the potential for gain or loss and may increase the risk of investing in us.

Risks Related to the Adviser and its Affiliates

•
Our ability to achieve our investment objective depends on the Adviser’s ability to manage and support our investment process.
•
The Adviser and its affiliates have no prior experience managing a business development company.
•
Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage.
•
The Adviser or its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.

Risks Related to Business Development Companies

•
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•
We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.
•
Failure to maintain our status as a business development company would reduce our operating flexibility.
•
Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

Risks Related to Our Investments

•
Our portfolio companies are expected to operate in the enterprise software, data and technology-enabled business sector and are subject to risks particular to that industry.
•
Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•
Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or we could become subject to lender liability claims.
•
The due diligence investigation that the Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.

Risks Related to the Private Placement of Common Stock

•
Stockholders that make share purchases via drawdowns over time may need to maintain a substantial portion of their total capital commitment to us in assets that can be readily converted to cash.
•
Stockholders who default on their capital commitment to us will be subject to significant adverse consequences.

Risks Related to our Common Stock

•
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
•
Distributions on our Common Stock may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Private Offering. Therefore, portions of the distributions that we pay may represent a return of capital that will lower an investor’s tax basis in its shares of Common Stock and reduce the amount of funds we have for investment in targeted assets.
•
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

•
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•
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

•
We have experienced and may in the future experience fluctuations in our operating results.
•
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
•
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Risk Factors

Investments in the Company involve a high degree of risk. There can be no assurance that our investment objective will be achieved. The following considerations, along with the other information in this included in this Form 10-K and the other reports and documents filed by us with the SEC, should be carefully evaluated before making an investment in our Common Stock. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified or which we do not currently deem material. If any of those risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value per share of Common Stock could decline, and Stockholders may lose all or part of their investment.

Risks Related to Our Business and Structure

We have a limited operating history.

We have a limited operating history, and we have limited financial information on which a prospective investor can evaluate an investment in our Common Stock or our prior performance. Additionally, the results of any other funds and accounts managed by the Adviser or its affiliates that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. As a result, we are subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective, and the value of a Stockholder’s investment could decline substantially or become worthless.

We are a privately placed, perpetual-life BDC, and our Stockholders may not be able to transfer or otherwise dispose of our Common Stock at desired times or prices, or at all.

We are a privately placed, perpetual-life BDC. Our Common Stock may generally only be transferred with our consent, and we may grant or withhold such consent in our sole discretion. Although we offer a share repurchase program on a quarterly basis, we can offer no assurances as to whether we will do so in any particular quarter, the prices at which shares may be repurchased, or how many shares may be repurchased at any given time. Additionally, our shares are not listed for trading on a stock exchange or other securities market. Thus, there is currently not a public market for our Common Stock, and we do not currently expect that such a public market will ever develop. As a result, our Stockholders must be prepared to bear the economic risk of an investment in us for an indefinite period.

We may have difficulty sourcing investment opportunities.

We cannot assure Stockholders that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all cash we receive in connection with the sale of shares of Common Stock successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure Stockholders that we will achieve our anticipated investment pace. As a result, Stockholders will be unable to evaluate any future portfolio company investments prior to purchasing shares of our Common Stock. Additionally, the Adviser selects our investments, and our Stockholders have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Stock. To the extent we are unable to deploy all cash we receive in connection with the sale of shares of Common Stock, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

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

As part of our business strategy, we have and may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. For example, we have entered into the ING Credit Facility and the DB Credit Facility, under which $345.0 million and $227.2 million in borrowings were outstanding as of December 31, 2025 and 2024, respectively. Effective June 24, 2025, our subsidiaries VCSL Funding 1 LLC (“VCSL Funding”) and BDC CA Lender LLC (together, with VCSL Funding, the “Subsidiaries”), may from time to time purchase or originate loans and sell a participation in all or a portion of such loans to Macquarie Bank Limited and its affiliates (“Macquarie”), and concurrently with entering into such participation arrangement, agree to repurchase, or otherwise pay for the termination of, within 90 days, such participation arrangement. The Subsidiaries may have obligations to repurchase assets arising from such transactions that collectively have an aggregate principal amount at any one time outstanding of up to $100 million. In connection therewith, for repurchase transactions entered into by the Subsidiaries, we will guarantee such repurchase transactions in an aggregate principal amount at any time outstanding not to exceed $100 million subject to certain terms and conditions. The amounts paid to Macquarie are determined at the time of the transaction and there is no obligation of Macquarie or the Subsidiaries to utilize this arrangement in any way.

Additionally, on October 2, 2025, we entered into the Note Purchase Agreement, which governs $200.0 million in aggregate principal amount of our: (i) 5.85% Series 2025 Senior Notes, Tranche A, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche A Notes”), (ii) 6.22% Series 2025 Senior Notes, Tranche B, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche B Notes”), (iii) 5.85% Series 2025 Senior Notes, Tranche C, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche C Notes”) and (iv) 6.22% Series 2025 Senior Notes, Tranche D, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche D Notes” and, together with the Tranche A Notes, the Tranche B Notes and the Tranche C Notes, the “2025 Notes”) to institutional investors in a private placement. The 2025 Notes are our general unsecured obligations. Interest on the 2025 Notes is due semiannually. The closing of the Tranche A Notes and Tranche B Notes occurred on October 2, 2025. The closing of the Tranche C Notes and the Tranche D Notes occurred on December 1, 2025.

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

Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

In addition to having fixed-dollar claims on our assets that are superior to the claims of our Stockholders, when we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments, our cash and/or our right to call unused capital commitments from the Stockholders. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the Stockholders. Specifically, our subsidiary VCSL Funding 2 LLC’s obligations under the DB Credit Facility are secured by all of the assets held by such subsidiary, which include certain investments in portfolio companies included on our consolidated balance sheet. Further, the ING Credit Facility is secured by substantially all of the portfolio investments held by us and certain or our domestic subsidiaries, subject to certain exceptions.

The DB Credit Facility, the ING Credit Facility, the Note Purchase Agreement and other agreements governing other borrowings limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.

We have borrowed funds under the DB Credit Facility, the ING Credit Facility, and the Note Purchase Agreement and may enter into additional credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close additional credit facilities or obtain other financing.

Further, if our borrowing base under the DB Credit Facility, the ING Credit Facility or other borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or other borrowings or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We are also subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the DB Credit Facility, the ING Credit Facility, the Note Purchase Agreement or another credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, the security interests and/or negative covenants required by the DB Credit Facility, the ING Credit Facility, the Note Purchase Agreement or another credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, the DB Credit Facility imposes limitations on our subsidiary’s ability to operate its business, including, among other things, restrictions on our subsidiary’s ability to:

•
change its name, jurisdiction, identity or corporate structure in any manner that would negatively impact the lenders’ security interest;
•
grant, create, incur, assume or suffer to exist any lien on its property, subject to certain exceptions;
•
merge or consolidate with any other person; or
•
declare or make payment of any distribution in respect of equity interests unless certain financial tests are complied with immediately following the distribution.

Similarly, the ING Credit Facility imposes limitations on our and our subsidiaries’ abilities to:

•
create, incur, assume or permit to exist any indebtedness, subject to certain exceptions;
•
grant, create, incur, assume or permit to exist any lien on our property, subject to certain exceptions;
•
enter into any transaction of merger or consolidation or amalgamation, or liquidate, wind up or dissolve itself, subject to certain exceptions;
•
declare or make, or agree to pay or make, any dividend or other distribution with respect to any shares of any class of capital stock, or make any payment on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock, other than dividends with respect to Common Stock payable solely in additional shares of Common Stock and certain other exceptions;
•
purchase, redeem, retire or otherwise acquire for value, or set apart any money for a sinking, defeasance or other analogous fund for the purchase, redemption, retirement or other acquisition of, or make any voluntary or involuntary payment or prepayment of the principal of or interest on, or any other amount owing in respect of, certain types of longer-term indebtedness, subject to certain exceptions; or
•
enter into any swap or derivative transactions, subject to certain exceptions.

Further, the Note Purchase Agreement imposes limitations on our and our subsidiaries’ abilities to:

•
enter into any transaction of merger or consolidation or amalgamation, or liquidate, wind up or dissolve or divide itself, subject to certain exceptions;
•
reorganize under the laws of a jurisdiction other than any jurisdiction in the United States;
•
convey, sell, lease, transfer, or otherwise dispose of any part of our assets, other than in the ordinary course of business and subject to certain other exceptions;
•
create, incur, assume, or permit to exist any lien on our property, subject to certain exceptions; or
•
declare or make, or agree to pay or make, any dividend or other distribution with respect to any shares of any class of capital stock, or make any payment on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock or any option, warrant or other right to acquire any such shares of capital stock, subject to certain exceptions.

Any obligations to our creditors under our credit facilities or other borrowings, including, indirectly, the DB Credit Facility and the ING Credit Facility, may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. For example, our subsidiary’s obligations under the DB Credit Facility are secured by all of the assets held by such subsidiary, which include certain investments in portfolio companies included on our consolidated balance sheet. Similarly, the ING Credit Facility is secured by substantially all of the portfolio investments held by us and certain of our domestic subsidiaries, subject to certain exceptions. If we or our subsidiaries default, we or they may be forced to sell a portion of these investments quickly and prematurely at what may be disadvantageous prices in order to meet outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the capital commitments of Stockholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.

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

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and could increase our interest expense, thereby decreasing our net income. Conversely, as interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser to incur significant time and expense to re-deploy our assets, including on terms that may not be as favorable as our existing loans.

In future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing (“SOFR”) floor), , while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

From time to time, we enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for potential future rate increases. However, we cannot assure Stockholders that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

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

There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and make. Many of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated OTC secondary market for institutional investors, if at all. As a result, the Adviser values these investments no less frequently than quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board of Directors. If the Adviser determines that a significant observable change with respect to one or more investments has occurred since the most recent quarter end, the Adviser will update the value for each relevant investment, which may involve seeking updated inputs such as a range of values from an independent valuation firm, where applicable. In accordance with Rule 2a-5 under the 1940 Act, our Board of Directors has designated the Adviser to serve as valuation designee. Subject to the oversight of our Board of Directors, the Adviser values our investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms, and under a valuation policy and a consistently applied valuation process. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.

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

Our Board of Directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without Stockholder approval. However, absent Stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause Stockholders to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our Stockholders may not agree.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

Over the past several years, an ever-increasing number of competitors, including other BDCs, public and private investment vehicles and insurance companies, as well as traditional financial services companies such as commercial banks, investment banks and other sources of funding, have been or are being formed and/or expanded (and many such existing competitors have grown in size) and such competitors have also become more active in the private debt market and other markets targeted by us. These investors, as well as traditional financial services companies such as commercial banks and other sources of funding, may make competing offers for investments identified by the Adviser. Additional funds with similar investment objectives may be formed in the future by other unrelated parties. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. Many current and potential competitors in the debt origination business are much larger than us and, accordingly, have far greater financial, technical, marketing, and other resources. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We will be subject to various elements of competition, including interest rates and financing costs; origination standards; convenience; customer service; the size, term and seniority of financing arrangements; and marketing and distribution channels. Price pressure from competitors (including market participants that are not directly originating loans) may cause us to lower the interest rates that we charge borrowers, which consequently may lower the value of our investments. Further, if competitors adopt less stringent origination standards in order to maintain their origination volume, we may elect to do so as well. If we adopt less stringent origination standards, we will bear increased risk for each loan originated under such less stringent standards, which may not be compensated by an increase in price. Alternatively, we may determine not to adopt less stringent origination standards in this competitive environment, which decision may result in a loss of market share. Increased pressure on pricing and origination opportunities likely would reduce the volume and quality of our origination activity and materially adversely affect us. In particular, there may be influxes of capital directed at lending to smaller borrowers, which may result in a tendency by the highest quality borrowers to borrow from sources other than us such that our origination opportunities and our eventual portfolio include a disproportionate number of lower quality borrowers, exacerbating some of the risks outlined here.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;

•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts;
•
outages due to idiosyncratic issues at specific service providers; and
•
cyber-attacks (including on third-party systems used in our business).

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures to manage risks relating to these types of events, our computer systems, networks, and data, like those of other companies, could be subject to cyber-incidents. A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. Third parties, including activist, criminal, nation-state or terrorist actors, may also attempt to fraudulently induce portfolio companies or their personnel to disclose sensitive information (including passwords) in order to gain access to data, accounts, funds or other assets, or otherwise to inflict harm. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. To the extent that we and our portfolio companies, as well as the Adviser and Vista, and our or their affiliates are subject to a cyber-attack or other unauthorized access is gained to our/their systems, substantial losses may occur in the form of stolen, lost or corrupted: (i) data or payment information; (ii) financial information; (iii) software, contact lists or other databases; (iv) proprietary information or trade secrets; or (v) other items. The result of these incidents may include disrupted operations, including the ability to make distributions, misstated or unreliable financial data, failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to investors (and the beneficial owners of investors), liability for stolen assets or information, regulatory penalties, increased cyber-security protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology has increased, including internet or cloud-based programs, so have the risks posed to our internal and third-party information systems and the information systems of our portfolio companies, including increased risks resulting from remote working. We have implemented processes, procedures and internal controls to help mitigate cyber-security risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Other jurisdictions, including other states in the United States, have either passed, proposed, or adopted laws and regulations similar to the CCPA, CPRA, EU GDPR, and UK GDPR, which may impose similarly significant costs, potential liabilities and operational and legal obligations. Further, our portfolio companies and/or each of our affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities.

Artificial Intelligence is a new and developing technology which presents novel risks to both us and our portfolio companies.

Artificial intelligence (“AI”) technology companies often face specific risks which we will also be exposed to by investing in such companies. Such risks typically include: (1) rapidly changing technologies; (2) technological developments which may quickly render existing technologies obsolete; (3) scarcity of management, technical, scientific, research and marketing personnel with appropriate training; (4) the possibility of lawsuits related to patents and other intellectual property and their associated rights; and (5) rapidly changing investor and/or consumer sentiments and preferences with regard to the AI technology sector. AI algorithms used by us or a portfolio company may be flawed and the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis that AI applications produce. Many potential portfolio companies rely on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect proprietary rights. There can be no assurance that we or a portfolio company will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a portfolio company’s technologies. Competitors of ours or our portfolio companies have instituted or may institute low cost, high speed financial applications and services based on AI, and new competitors may enter the asset management or technology space using new investment platforms or technologies based on AI. The absence of harmonized patent laws makes it more difficult to ensure consistent protection of intellectual property rights. Reductions in the legal protections for software intellectual property rights could also adversely affect portfolio companies. It will be imperative that our portfolio companies continue to improve their current products and develop new ones; accordingly, research and development is a key undertaking for our portfolio companies. New technologies may be untested or unproven, and delays and cost overruns from unforeseen technical issues may occur. Research and development can be costly, requiring substantial capital, and there is no way to ensure that the research and development performed will yield positive financial results for any of our portfolio companies. Because it is generally not possible to predict the amount of time required or the costs involved in achieving certain research and development objectives, actual development costs of our portfolio companies may exceed budgeted amounts. A number of governments are considering imposing regulations on AI and AI companies, which could adversely affect our portfolio companies and their businesses. Additionally, we expect our portfolio companies to face additional competition as they utilize, introduce or acquire new products, as their existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop or innovate through the application of new AI-related technologies.

We may use artificial intelligence and other machine learning technologies in our business operations, which subjects us to a number of potential privacy, reputational and regulatory risks.

We and many of our portfolio companies are beginning to build AI capabilities into our respective businesses, operations and offerings, and we expect this usage of AI to continue to grow. As with many disruptive innovations, AI presents risks, challenges and unintended consequences that could affect its accuracy and adoption and therefore our and our portfolio companies’ businesses. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy to achieve the desired results. In addition, although we intend to periodically evaluate and/or adjust internal policies governing the use of AI by our personnel, personnel, executive officers, industry specialists, and other persons associated with us, the Adviser, or Vista or any of their respective affiliates could, unbeknownst to us, utilize AI in contravention of such policies. We and our portfolio companies could be further exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We will not be in a position to control the use of AI in third-party products or services, including those provided by our and our affiliates’ service providers. AI technologies are complex, rapidly advancing and present risks spanning, among other factors, development, training, sourcing, usage, IP leakage, investment and compliance. For example, datasets used to develop AI models, content generated by AI systems or application of AI systems may be unexpected, flawed, biased, raise privacy concerns, offensive, harmful or violative of confidentiality agreements or current or future laws and regulations; third-party generative AI systems could reuse data for their future training of external AI models, which can harm businesses and benefit their competitors; and the way in which offerings incorporate and use AI may be incompatible with compliance requirements. Any perceived or actual inappropriate or controversial data practices could impair the acceptance of AI solutions, give rise to legal liability, generate brand or reputation harm and negatively impact our financial results or the financial results of our portfolio companies. Conversely, to the extent our competitors and their portfolio companies utilize AI more extensively than we and our portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

Some AI scenarios present ethical issues and the regulatory landscape is evolving. For example, if we or our portfolio companies use, enable or offer AI that is controversial because of their impact on human rights, privacy, employment or other social issues, we or our portfolio companies may experience brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use and development of AI, which could adversely affect us, our portfolio companies and/or our affiliates and their businesses. For example, in the EU, the EU Artificial Intelligence Act, which came into force on August 1, 2024, will incrementally become effective through August 2, 2026 and beyond. It has extra-territorial application and imposes significant potential maximum penalties for non-compliance in the worst cases, up to the greater of: (i) €35 million; and (ii) 7% of an entire group’s total annual worldwide turnover. In addition, intellectual property ownership issues, licensing and privacy rights surrounding AI are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us or our portfolio companies to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. For example, the U.S. Federal Trade Commission initiated multiple AI-related inquiries in 2023 and 2024 and sent requests to technology companies seeking additional information about their AI usage and policies. Further, introduction or enablement of new AI offerings or features may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could adversely affect return on investment, ability to compete or reputation. Additionally, building AI capabilities into our business, operations and offerings may result in increased investment costs, including due to the diversion of resources and management attention from current operations and the use of alternative investment, governance or compensation structures that may fail to adequately align incentives or otherwise accomplish their objectives.

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

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of Common Stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by the Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of our Stockholders and the Board of Directors to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under any indebtedness and to pay distributions, are likely to be adversely affected, and the value of our Common Stock may decline.

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

The Adviser and its affiliates have limited experience managing a business development company.

The Adviser and its affiliates have limited experience managing a vehicle regulated as a BDC and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

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

The “catch-up” portion of the Incentive Fee may encourage the Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to the Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our Stockholders will bear his or her share of the management and incentive fees of the Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

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

In addition, the Adviser or its affiliate may exercise its discretion to recommend to a business in which we have made an investment, that it contract for services with (i) the Adviser or a related person of the Adviser (which may include a business in which we have made an investment); (ii) an entity with which the Adviser or its affiliates and their employees has a relationship or from which the Adviser or its affiliates otherwise derives financial or other benefit, including relationships with joint venturers or co-venturers, or relationships where personnel of the Adviser or its affiliates are seconded, or from which the Adviser or its affiliates receives secondees; or (iii) certain investors (including Stockholders) or their affiliates. Such relationships may influence decisions that the Adviser makes with respect to us. Although the Adviser and its affiliates select service providers that it believes are aligned with our operational strategies and will enhance portfolio company performance and, relatedly, our returns, the Adviser has a potential incentive to make recommendations because of its or its affiliates’ financial or other business interest. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.

The Adviser and its affiliates’ personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other funds, accounts or projects.

The Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, the Adviser’s personnel, as well as the personnel of VCP, will work on matters related to other funds and accounts. Employees of affiliates of the Adviser may also serve as directors, or otherwise be associated with, companies that are competitors of businesses in which we have made investments. These businesses may also be counterparties or participants in agreements, transactions or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Adviser or its affiliates.

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

The Adviser and its affiliates may manage assets for funds and accounts other than us. Actions taken by the Adviser or its affiliates on behalf of such funds and accounts may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit such funds and accounts. On the other hand, such funds and accounts may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of such funds and accounts, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

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

We and certain of our affiliates have received exemptive relief from the SEC to permit us to co-invest with other entities and accounts managed or controlled by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates pursuant to the conditions of the exemptive order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where an existing or future investment fund or account managed by Vista or any of its affiliates has a pre-existing investment in an issuer in which we and such other investment funds or accounts will co-invest, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that, in relevant part (i) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Stockholders and do not involve overreaching of us or Stockholders on the part of any person concerned; (ii) the proposed transaction is consistent with the interests of our Stockholders and our policy as recited in filings made by us with the SEC and our reports to Stockholders; and (iii) the Board of Directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings.

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

We operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in a particular industry.

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

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. We have incurred indebtedness, including pursuant to the DB Credit Facility, the ING Credit Facility, and the Note Purchase Agreement and may incur additional indebtedness in the future. To the extent of our indebtedness, and if we issue senior securities, we are and will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities also is limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to Stockholder dilution.

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

In the past we have borrowed, and may in the future borrow, to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In addition, we anticipate that as market conditions permit, we may collateralize or securitize our loans to generate cash for funding new investments. Certain of our loans have been collateralized pursuant to the DB Credit Facility and the ING Credit Facility, and under the DB Credit Facility we have formed a wholly owned subsidiary and secured amounts borrowed under the DB Credit Facility with assets owned by this subsidiary. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

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

Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first-lien and second-lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the first out tranche is paid. We intend to participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans. In connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:

•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•
original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•
for U.S. GAAP purposes, cash distributions to stockholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact;
•
the presence of OID and PIK creates the risk of non-refundable cash payments to the Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized;
•
in the case of OID or PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the presence of OID and the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees;
•
the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;
•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments; and
•
market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the Private Offering will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as the Management Fee, the Incentive Fee, other expenses and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our Stockholders. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our Stockholders.

International investments create additional risks.

We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “nonqualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in nonqualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•
foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•
foreign currency devaluations that reduce the value of and returns on our foreign investments;
•
adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•
adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•
changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•
high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•
deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•
legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

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

Derivatives are financial instruments that have a value that depends upon, or is derived from, the value of one or more underliers, such as securities, pools of securities, indexes or currencies. Gains or losses involving derivative instruments may be substantial, particularly where they are used to achieve a leveraged return with respect to the underlier. Derivative instruments in which we invest may expose us to risks, including counterparty credit risk, leverage risk, hedging risk, correlation risk, liquidity risk, funding risk, operational risk and legal and documentation risk. We may use both exchange-traded and over-the-counter (OTC) derivatives. OTC derivatives are bilateral arrangements where the counterparty to us will generally be a financial institution and we will be exposed to credit and operational risks of its counterparty. For derivatives that are traded on an exchange or cleared through a clearinghouse, we will be exposed to the credit and operational risks of both the exchange or clearinghouse as well as the broker/clearing member that acts as an intermediary between us and the exchange or clearinghouse. Derivatives markets are now subject to extensive regulation in a number of jurisdictions, which is continuing to be implemented, including (a) pursuant to Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories (EMIR), Directive 2014/65/EU of the European Parliament and of the Council on markets in financial instruments (MIFID II) and Regulation (EU) No 600/2014 of the European Parliament and of the Council of 15 May 2014 on markets in financial instruments (MIFIR),in each case as amended from time to time and including, in each case, as implemented, assimilated, amended, replaced, reenacted, and/or consolidated in the United Kingdom and amended from time to time and (b) in the U.S. under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Regulatory obligations applicable to parties to derivative contracts include the mandatory clearing of certain classes of OTC derivative contracts and mandatory collateral exchange for certain uncleared derivatives as well as reporting requirements and other transparency obligations. The cost to parties of complying with such regulations may increase the costs of derivative transactions to us and may reduce liquidity in the derivatives markets. The increased costs may affect our performance and therefore the return to investors.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a “limited derivatives user” will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. We intend to operate and qualify as a “limited derivatives user” and will adopt compliance policies to monitor our derivatives exposure under Rule 18f-4.

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

As noted herein, we may enter into transactions involving privately negotiated off-exchange derivative instruments, including total return swaps and other derivative instruments. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, including for those derivative instruments that were originally categorized as liquid at the time they were acquired by us. In volatile markets, we may not be able to close out a position without incurring a significant amount of loss. Although OTC derivative instruments are designed to be tailored to meet particular financing needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the other party to the instrument. OTC derivative instruments, unlike exchange-traded instruments, are not guaranteed by an exchange or clearinghouse, and thus are generally subject to greater credit risks. In addition, we may not be able to convince a counterparty to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except by agreement between the parties concerned, and a counterparty typically has no obligation to permit such assignments. Even if our counterparty agrees to early termination of such OTC derivatives at any time, doing so may subject us to certain early termination charges.

In the past, we have entered into, and in the future may enter into additional reverse repurchase agreements. When we enter into a reverse repurchase agreement, we will sell an asset and concurrently agree to repurchase such asset (or an equivalent asset) at a date in the future at a price roughly equal to the original purchase price plus a negotiated interest rate. In the event of the insolvency of the counterparty to a repurchase agreement or reverse repurchase agreement, recovery of the repurchase price owed us or, in the case of a reverse repurchase agreement, the assets sold by us, may be delayed. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage and may impact the amount of leverage available to us as a BDC. If we reinvest the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, entering into the agreement may adversely affect our returns.

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

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments are, and we expect will continue to be in the future, focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•
have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•
may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by the Adviser, as valuation designee for our Board of Directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

The due diligence investigation that the Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.

We may not receive access to all available information relating to a portfolio company. Although we intend to conduct due diligence with respect to each portfolio company, there can be no assurance that such due diligence processes will uncover all relevant facts. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect our portfolio companies.

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

We may make investments in structured credit products.

We may invest in asset-backed securities (“ABS”). The investment characteristics of ABS differ from traditional debt securities. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that the principal may be prepaid at any time because the underlying loans or other assets generally may be prepaid at any time. Through collateralized debt obligations, collateralized loan obligations and/or other types of structured or securitized products, we may invest in these and other types of ABS that may be developed in the future.

Primarily, these securities do not have the benefit of the same security interest in the related collateral. There is a possibility that recoveries on repossessed collateral may not, in some cases, be available to support payments on these securities. Further, unlike traditional debt securities, which may pay a fixed rate of interest until maturity when the entire principal amount comes due, payments on certain ABS include both interest and a partial payment of principal. This partial payment of principal may be comprised of a scheduled principal payment as well as an unscheduled payment from the voluntary prepayment, refinancing or foreclosure of the underlying loans. As a result of these unscheduled payments of principal, or prepayments on the underlying securities, the price and yield of ABS can be adversely affected. For example, during periods of declining interest rates, prepayments can be expected to accelerate, and we would be required to reinvest the proceeds at the lower interest rates then available. Prepayments of loans that underlie securities purchased at a premium could result in capital losses because the premium may not have been fully amortized at the time the obligation is prepaid. In addition, like other interest-bearing securities, the values of ABS generally fall when interest rates rise, but when interest rates fall, their potential for capital appreciation is limited due to the existence of the prepayment option. The risk of investing in ABS is ultimately dependent upon payment of loans by the obligor. As with mortgage-backed securities, ABS are often backed by a pool of assets representing the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement, as well as by the expiration or removal of any credit enhancement.

Additional risks relating to asset backed securities.

Holders of ABS bear various other risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks.

Credit risk arises from (i) losses due to defaults by obligors under the underlying collateral and (ii) the issuing vehicle’s or servicer’s failure to perform their respective obligations under the transaction documents governing the ABS. These two risks can be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the underlying collateral, leading to a higher incidence of defaults.

Market risk arises from the cash flow characteristics of the ABS, which for most ABS tend to be predictable. The greatest variability in cash flows comes from credit performance, including the presence of wind-down or acceleration features designed to protect the investor in the event that credit losses in the portfolio rise well above expected levels.

Interest rate risk arises for the issuer from (i) the pricing terms on the underlying collateral, (ii) the terms of the interest rate paid to holders of the ABS and (iii) the need to mark to market the excess servicing or spread account proceeds carried on the issuing vehicle’s balance sheet. For the holder of the security, interest rate risk depends on the expected life of the ABS, which can depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. If the servicer becomes subject to financial difficulty or otherwise ceases to be able to carry out its functions, it could be difficult to find other acceptable substitute servicers and cash flow disruptions or losses can occur, particularly with underlying collateral comprised of non-standard receivables or receivables originated by private retailers who collect many of the payments at their stores.

Structural and legal risks include the possibility that, in a bankruptcy or similar proceeding involving the originator or the servicer (often the same entity or affiliates), a court having jurisdiction over the proceeding could determine that, because of the degree to which cash flows on the assets of the issuing vehicle potentially have been commingled with cash flows on the originator’s other assets (or similar reasons), (i) the assets of the issuing vehicle could be treated as never having been truly sold by the originator to the issuing vehicle and could be substantively consolidated with those of the originator, or (ii) the transfer of such assets to the issuer could be voided as a fraudulent transfer. The time and expense related to a challenge of such a determination also could result in losses and/or delayed cash flows.

In addition, investments in subordinated ABS involve greater credit risk of default than the senior classes of the issue or series. Default risks can be further pronounced in the case of ABS secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities in an ABS issue generally absorb all losses from default before any other class of securities in such issue is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.

Another risk associated with ABS is that the collateral that secures an ABS could be unsecured. Because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABS potentially will not have a proper security interest in all of the obligations backing such ABS. Therefore, there is a possibility that recoveries on repossessed collateral will not, in some cases, be available to support payments on these securities. As the foregoing shows, an underlying risk of investing in ABS is the dependence on debtors to timely pay their consumer loans.

In the case of ABS structured using special purpose securitization vehicles, structured and/or securitized products or vehicles containing one or more securitized assets are typically actively managed by an investment manager, which may be the Adviser or its affiliate, and as a result, such assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on these securities will depend in part upon the ability of each such investment manager to actively manage the related portfolio of assets.

Our investment strategies with respect to certain types of investments may be based, in part, upon the premise that certain investments (either held directly or through a special purpose securitization vehicle) that are otherwise performing may from time to time be available for purchase by us at “undervalued” prices. Purchasing interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to us or will not be subject to further reductions in value. No assurance can be given that investments can be acquired at favorable prices or that the market for such interests will continue to improve since this depends, in part, upon events and factors outside the control of the Adviser.

Risks Related to the Private Placement of Common Stock

Stockholders will bear varying total expenses and experience different returns.

Investors in the Private Offering will purchase shares of our Common Stock pursuant to a Subscription Agreement. Generally, investors fully fund their purchases at one point in time, on the date their Subscription Agreement is accepted by us. We have, from time to time, also allowed certain investors to fund their share purchases over time, when capital is called by us under a drawdown notice. Although purchases pursuant to drawdown notices will generally be made pro rata among these Stockholders, we may issue drawdown notices to only certain Stockholders and require a purchase of Common Stock by such Stockholders in amounts determined by us. As a result, depending on when a Stockholder purchases and receives their shares of Common Stock, Stockholders will bear varying expenses and experience different returns.

Stockholders that fully fund their share purchases in connection with the acceptance of their Subscription Agreement may bear a disproportionately greater share of our expenses, including the Management Fee and any Incentive Fee, than Stockholders who purchase shares via drawdowns over time. Conversely, Stockholders who fully fund their share purchases during periods where the Adviser has elected to assume Expense Payments pursuant to the Expense Support Agreement may bear a disproportionately lesser share of our expenses than Stockholders whose capital is called during periods where the Adviser is not bearing those Expense Payments. We cannot predict when we will issue drawdown notices or in what amounts we will call capital from Stockholders. We also cannot predict if or when the Adviser may assume Expense Payments or if or when Reimbursement Payments will be made by us, and, indirectly, Stockholders.

Similarly, depending on when a Stockholder’s purchase of shares is funded, relative expenses of ours that are indirectly borne by that Stockholder, and the availability of suitable investment opportunities, Stockholders that purchase shares at different times will experience different rates of return. For instance, if we are not able to locate a sufficient number of suitable investment opportunities to allow us to call and deploy all of the cash received in connection with share purchases when received, Stockholders that fund their share purchases over time will experience delays in having their capital called and deployed compared to Stockholders that fund their share purchases at the time their Subscription Agreement is accepted by us. As a result, these Stockholders would not experience the same returns as fully funding Stockholders because they have held their shares of Common Stock for a shorter period of time. Depending on the timing of, and our ability to source and make investments, our performance over time, and the costs associated with an investment in our Common Stock, any one Stockholder may experience a better or worse rate of return than other Stockholders.

Stockholders that make share purchases via drawdowns over time may need to maintain a substantial portion of their total capital commitment to us in assets that can be readily converted to cash.

Stockholders that do not purchase their shares of Common Stock at the time their Subscription Agreement is executed will be obligated to fund drawdowns to purchase shares of Common Stock over time. To satisfy such obligations, stockholders may need to maintain a substantial portion of their total capital commitment to us in assets that can be readily converted to cash. Failure by a stockholder to timely fund its capital commitment may result in some of its shares of Common Stock being forfeited or subject the stockholder to other remedies available to us. Failure of a stockholder to contribute capital when called could also cause us to be unable to realize our investment objectives. A default by a substantial number of stockholders or by one or more stockholders who have made substantial capital commitments to us would limit our opportunities for investment and would likely reduce our returns.

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

The fiduciary of any investor that is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) must determine that an investment in the Company is appropriate for such investor.

Until such time as our shares of Common Stock are considered “publicly offered securities” within the meaning of the Department of Labor regulation issued at 29 C.F.R. Section 2510.3-101, as modified by Section 3(42) of ERISA the (“Plan Asset Regulation”), we will use commercially reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” under the Plan Asset Regulation. The fiduciary of each prospective investor subject to ERISA, Section 4975 of the Code or similar laws should independently determine that our stock is an appropriate investment for such investor, taking into account any fiduciary’s obligations under ERISA, Section 4975 of the Code or similar laws and the facts and circumstances of each such investor.

If investors domiciled, resident or having their registered office in the European Union and/or the United Kingdom participate in the private placement, we may be subject to additional reporting, regulatory and compliance obligations pursuant to the Alternative Investment Fund Managers Directive.

The European Union Alternative Investment Fund Managers Directive (the “AIFMD”) regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the European Economic Area (“EEA”) and the UK, respectively.

To the extent the Company is actively marketed to investors domiciled, resident or having their registered office in the EEA or the UK: (i) we and the Adviser may be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in us incurring additional costs and expenses; (ii) we and the Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in us incurring additional costs and expenses or may otherwise affect our management and operation; (iii) the Adviser may be required to make detailed information relating to us and our investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain of our activities in relation to EEA or UK portfolio companies, including, in some circumstances, our ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect our operations generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions or the UK, which may make it more difficult for us to raise our targeted amount of capital.

The European Union is implementing a Directive to amend AIFMD (“AIFMD II”). AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the AIFM authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to the delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans, irrespective of whether loan origination forms a core part of the relevant fund’s strategy, or is merely incidental or occasional; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.

The Adviser is a non-EEA AIFM. Non-EEA AIFMs are expected to be subject to reporting and disclosure requirements under AIFMD II as well as the prohibition in respect of “high risk” jurisdictions for anti-money laundering and tax purposes. The application of other AIFMD II requirements may depend on how far individual Member States elect to apply AIFMD II to non-EEA AIFMs. This may affect the Company’s implementation of its strategy, and/or lead to increased legal and compliance costs, in one or more EEA Member States.

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

Distributions on our Common Stock may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Private Offering. Therefore, portions of the distributions that we pay may represent a return of capital that will lower an investor’s tax basis in their shares of our Common Stock and reduce the amount of funds we have for investment in targeted assets.

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

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by the Adviser and its affiliates, including through the waiver of certain investment advisory fees by the Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by the Adviser or its affiliates will reduce the distributions that Stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. In addition, holders of Class S shares and Class D shares may be impacted by the stockholder and/or distribution fees borne by such classes resulting in a decline in our returns and our distributions payable in the class of Common Stock upon which such fees are being paid.

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

We anticipate that liquidity for a Stockholder’s shares of Common Stock will be limited to participation in a share repurchase program. Our Board of Directors may not approve share repurchases, and any approval is in the discretion of the Board of Directors. We cannot assure prospective investors when we will undertake another liquidity event such as a sale, refinancing or initial public offering or that we will undertake such a liquidity event. If we undertake such a liquidity event, we cannot assure prospective investors of the share price at which such liquidity event would be consummated. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors the Board of Directors will consider in determining whether to initiate a share repurchase program in any given quarter, or another liquidity event. We will notify Stockholders of such developments (i) in our quarterly reports or (ii) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the 1934 Act. In addition, under the share repurchase program, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases.

The share repurchase program may not be for a sufficient number of shares of Common Stock to meet a Stockholder’s request for share repurchases and we have no obligation to maintain such program. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount (which we intend to limit to no more than 5.0% of Common Stock outstanding as of the close of the previous calendar quarter), repurchases of shares of Common Stock would generally be made on a pro rata basis (based on the number of such shares put to us for repurchases), not on a first-come, first-served basis. Further, we will have no obligation to repurchase our Common Stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law or cause noncompliance with applicable covenants and restrictions under our financing arrangements and other regulatory restrictions. These limits may prevent us from accommodating all repurchase requests made in any quarter.

In addition, if a Stockholder chooses to participate in a share repurchase program, such Stockholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of our Common Stock will be on the repurchase date. Although we expect to offer a Stockholder the ability to withdraw a repurchase request prior to the repurchase date, to the extent a Stockholder seeks to sell shares to us as part of a share repurchase program, the Stockholder will be required to do so without knowledge of what the repurchase price of our Common Stock will be on the repurchase date. Any such repurchases will be at a purchase price equal to the net asset value per share of Common Stock as of the last calendar day of the applicable month. As a result, the price at which we repurchase Common Stock may be greater or less than the price at which the Common Stock was purchased. As a result, the share repurchase program should not be relied upon as a method to sell shares promptly or at a desired price.

In addition, the repurchase of Common Stock by the Company may be a taxable event to Stockholders, potentially even including Stockholders who do not tender any Common Stock in such repurchase. Furthermore, the Company’s use of cash to repurchase Common Stock could adversely affect its ability to satisfy the distribution requirements for treatment as a RIC. The Company could also recognize income or gain in connection with its sale or other disposal of portfolio securities to fund Common Stock repurchases. Any such income would be taken into account in determining whether such distribution requirements are satisfied and would need to be distributed to Stockholders (in taxable distributions) in order to eliminate a Company-level tax.

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

Our Stockholders do not have preemptive rights to purchase any shares we issue in the future. Our Charter authorizes us to issue up to 500 million shares of Common Stock. Pursuant to our Charter, a majority of our Board of Directors may amend our Charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series we may issue, including the Common Stock, without Stockholder approval. The Board of Directors may elect to sell additional shares of stock in the future or issue equity interests in private offerings. To the extent we issue additional shares of Common Stock at or below net asset value, an investor’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, Stockholders may also experience dilution in the book value and fair value of their shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our Common Stock, or warrants, options, or rights to acquire our Common Stock, at a price below the current net asset value of our Common Stock if the Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our Stockholders, and our Stockholders, including a majority of those Stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our Stockholders at that time will decrease and Stockholders will experience dilution. Depending on the terms and pricing of such offerings and the value of our investments, Stockholders may also experience dilution in the net asset value and fair value of their shares of our Common Stock.

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

The net asset value of our Common Stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and portfolio specific performance, such as portfolio company defaults, among other reasons;
•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC tax treatment or BDC status;
•
distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•
changes in earnings or variations in operating results;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of the Adviser or certain of its key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Stockholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.

All distributions declared in cash payable to Stockholders will generally be automatically reinvested in shares of the same class of our Common Stock, unless otherwise elected by the Stockholder. As a result, Stockholders that do not elect to reinvest their distributions may experience dilution over time.

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

The asset diversification requirement generally requires that we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

A “publicly offered regulated investment company” is a RIC whose shares are (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we are currently treated as a “publicly offered regulated investment company”, there can be no assurance that we will qualify as “publicly offered regulated investment company” for any of our taxable years. If we are not a “publicly offered regulated investment company” for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fee paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are generally not allowed to take miscellaneous itemized deductions and such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

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

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we would be adversely affected.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act. We do not currently have comprehensive documentation of our internal controls.

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

In addition, current disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We are subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations:

•
Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments.
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments.

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

Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, the uncertain relationship between the United States and other countries, including China, with respect to trade policies, treaties and tariffs, the conflicts in the Middle East, the conflict between Russia and Ukraine, and imposition by the U.S. and other countries of sanctions or other restrictive actions against Russia, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Vista maintains a Responsible Investment Policy and seeks to integrate certain material ESG factors into its investment process in accordance with its policy, consistent with and subject to its fiduciary duty and any applicable legal, regulatory or contractual requirements. While ESG is only one of the many factors Vista will consider in making an investment, there is no guarantee that Vista will successfully implement its Responsible Investment Policy while enhancing long-term stockholder value and achieving financial returns. For the avoidance of doubt, however, Vista does not expect to subordinate our investment returns or increase our investment risks as a result of (or in connection with) the consideration of any ESG factors.

There is growing regulatory interest, particularly in the U.S., UK and EU, in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. Vista’s ESG practices could become subject to additional regulation in the future.

Moreover, in recent years, “anti-ESG” sentiment has also gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions and pursued related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. Further, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and previous compliance investigations of certain private entities with respect to DEI initiatives. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. Vista’s ESG program, DEI initiatives and Vista could become subject to additional regulation, and/or risk of regulatory scrutiny, penalties, or enforcement in the future, and Vista cannot guarantee that its current approach (including the Responsible Investment Policy) or our investments will be able to comply with future reporting frameworks, regulatory requirements or best practices, or predict the manner in which any such future requirements (including any enforcement with respect thereto) could affect our investments, including with respect to future administrative burdens and costs.

Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could expose Vista, us or the Adviser to additional compliance obligations, the risk of antitrust investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm, or require certain investors to divest or discourage certain investors from investing in us.

The EU has established frameworks for disclosure and reporting on sustainability-related matters, including Regulation (EU) 2020/852 (the “Taxonomy Regulation”) and Regulation (EU) 2019/2088 (the “SFDR”). The disclosure requirements in the SFDR are supplemented by the Commission Delegated Regulation (EU) 2022/1288 (the “RTS”), which specify additional requirements regarding the content and presentation of certain disclosures in pre-contractual documents, on websites, and in periodic reports. These disclosure requirements are made for and relevant to investors in the EEA pursuant to marketing under AIFMD. While in force, each of the Taxonomy Regulation, the SFDR, and the RTS remains subject to change and, as a result, the Company may be obliged to update existing disclosures provided to investors and/or regulators. The Company currently discloses under Article 6 of the SFDR. There may be future circumstances where the Adviser determines that changes to these disclosures are necessary, taking into account applicable fiduciary or similar duties and legal, regulatory, and contractual requirements, and in such circumstances updates will be made in accordance with applicable sectoral legislation. Investors domiciled or having their registered office in the EEA should refer to the most up-to-date regulatory disclosures for the Company provided pursuant to Regulation (EU) 2019/2088.

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

We rely on the cybersecurity strategy and policies implemented by Vista, the parent of the Adviser. Vista maintains, and we rely on, a comprehensive cybersecurity program that is aligned to the National Institute of Standards and Technology’s Cybersecurity Framework as part of its enterprise risk management program, including physical and digital technologies and administrative, operational, and technical controls, to aid in efforts to identify, assess and manage cybersecurity risks. The program is designed to provide for the availability of critical data and systems, maintain regulatory compliance, manage material risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents. Among other things, the program includes a risk management framework; controls designed to monitor our digital infrastructure and detect and alert to suspicious, anomalous, and/or malicious behavior and indicators of potential cybersecurity threats; regular scanning of our networks and systems to triage and manage any potentially exploitable vulnerabilities; regular tabletop exercises to test our incident response and business continuity and disaster recovery preparedness; and annual Information Security Awareness training for employees.

Vista has an Incident Response Plan which guides the actions to be taken in the event of a suspected or confirmed cybersecurity incident. The plan includes processes to triage, investigate, contain, and remediate the incident, and is designed to enable compliance with applicable legal and regulatory obligations and mitigation of financial and reputational damage. The Incident Response Plan includes notification to the applicable members of cybersecurity leadership, including Vista’s Chief Information Security Officer (“Vista CISO”), and, as appropriate, escalation to an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on the nature of the incident, the incident may also be reported to Vista’s Executive Committee, as well as to our Audit Committee and to our full Board of Directors, if appropriate. Vista also maintains a Business Continuity Plan, which provides procedures for maintaining the continuity of critical business processes in the event of business interruption, including any that involve cybersecurity incidents which may materially impact operations.

Vista engages with independent assessors and other third parties to validate security controls, standards, and policies, conduct annual penetration tests of networks and systems to identify threats and vulnerabilities, and assist with forensic analysis of material cybersecurity incidents. In addition, to identify and assess material risks from cybersecurity threats, Vista’s enterprise risk professionals collaborate with subject matter specialists, the Vista CISO, Vista’s Chief Compliance Officer (“Vista CCO”), Vista’s Chief Operating Officer and Vista’s Chief Legal Officer, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.

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

The Board of Directors is responsible for the oversight of risks, including from cybersecurity threats. At least annually, the Vista CISO provides the Board of Directors with an overview of Vista’s cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, and the Incident Response Plan, as well as the steps taken to respond to such risks. Material cybersecurity threat risks are also considered during Board of Directors meeting discussions of matters such as enterprise risk management, operational budgeting, business continuity planning, brand management and other relevant matters.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. Our corporate headquarters are located at 50 Hudson Yards, Floor 77, New York, NY 10001 and are provided by the Adviser in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we, our executive officers, directors or the Adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or the Adviser. As of December 31, 2025, we were not subject to any material legal proceedings.

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

Holders

As of March 11, 2026, there were approximately 1,309 holders of record of our Class I Common Stock, 9 holders of record of our Class S Common Stock, and 0 holders of record of our Class D Common Stock.

Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2025 were reported in a Form 8-K filed with the SEC.

Distributions

To the extent that we have taxable income available, we generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by the Board of Directors in its sole discretion. Dividends and distributions to Stockholders are recorded on the applicable record date. The amount to be distributed is determined by our Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.

We have elected to be treated, and to qualify annually thereafter, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain U.S. federal excise taxes imposed on RICs, we intend to distribute during each calendar year an amount equal to at least the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

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

The following table presents our monthly regular distributions that were declared and payable during the year ended December 31, 2025 (dollars in thousands except per share amounts).

	Class I
Declared Date	Record Date	Payment Date	Distributions per Share	Distribution Amount
1/30/2025	1/31/2025	2/6/2025	$0.16000	$2,183
2/28/2025	2/28/2025	3/6/2025	0.16000	2,228
3/28/2025	3/28/2025	4/7/2025	0.15500	2,251
4/30/2025	4/30/2025	5/8/2025	0.16000	2,657
5/28/2025	5/29/2025	6/6/2025	0.16000	2,766
6/26/2025	6/27/2025	7/7/2025	0.16250	2,914
7/31/2025	7/31/2025	8/8/2025	0.16250	4,127
8/29/2025	8/29/2025	9/11/2025	0.16250	4,227
9/30/2025	9/30/2025	10/7/2025	0.16250	4,316
10/31/2025	10/31/2025	11/7/2025	0.16250	4,447
11/28/2025	11/28/2025	12/8/2025	0.16000	4,901
12/22/2025	12/29/2025	1/13/2026	0.16000	5,245

	Class S
Declared Date	Record Date	Payment Date	Distributions per Share	Distribution Amount
8/29/2025	8/29/2025	9/11/2025	$0.14829	$465
9/30/2025	9/30/2025	10/7/2025	0.14878	467
10/31/2025	10/31/2025	11/7/2025	0.14831	465
11/28/2025	11/28/2025	12/8/2025	0.14631	462
12/22/2025	12/29/2025	1/13/2026	0.14589	749

The following table presents our monthly regular distributions that were declared and payable during the year ended December 31, 2024 (dollars in thousands except per share amounts).

	Class I
Declared Date	Record Date	Payment Date	Distributions per Share	Distribution Amount
5/1/2024	5/2/2024	5/6/2024	$0.02000	$104
5/30/2024	5/31/2024	6/5/2024	0.15000	921
6/24/2024	6/25/2024	7/8/2024	0.09000	554
7/30/2024	7/31/2024	8/5/2024	0.09000	743
8/29/2024	8/30/2024	9/6/2024	0.10000	827
9/25/2024	9/26/2024	10/8/2024	0.12000	1,000
11/4/2024	11/4/2024	11/11/2024	0.14000	1,345
11/29/2024	11/29/2024	12/5/2024	0.15000	1,551
12/23/2024	12/24/2024	1/8/2025	0.16000	1,663

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

We invest in “middle-market companies,” which we define to generally mean companies with EBITDA of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled business sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high yield and syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). The enterprise value of our borrowers typically ranges from $500 million to over $5 billion. Our target credit investments typically have maturities between three and seven years with an average duration between three and five years and generally range in size between $10 million and $75 million. The investment size varies based on numerous factors, including the size of our capital base.

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

On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of Common Stock. As of December 31, 2025, we had received capital commitments totaling $1,178.8 million. As of December 31, 2025, we have issued 47,957,156.260 shares of our Common Stock, for gross proceeds of $944.4 million.

Total capital commitments as of December 31, 2025, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of December 31, 2025, VHG Capital, L.P. had purchased 1,280,585.548 shares of Common Stock for a total purchase price of $25.2 million.

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

Revenues

We generate revenues primarily in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain payment-in-kind provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan. Our target credit investments typically have maturities between three and seven years.

Many of our debt investments typically do not fully pay down principal prior to maturity and have floating interest rates that reset on a periodic basis, usually determined on the basis of a benchmark such as the SOFR or an alternative reference rate which may affect our net investment income over the long-term and increase the risk of losing part or all of the investment.

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

Distributions

Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board of Directors may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each class of Common Stock, the net distribution for each class of Common Stock is reduced for any class-specific expenses, including distribution and stockholder servicing fees, if any.

Portfolio and Investment Activity

Portfolio Composition

We invest across three primary strategies. FounderDirect refers to directly originated credit investments in non-sponsored enterprise software companies where there is no single financial institution that owns more than 50% economic ownership or governance control. These are typically senior secured loans made to companies that have matured beyond the early stage and are seeking less dilutive capital to support continued growth, acquisitions, or stockholder liquidity. Sponsor Credit focuses on senior secured loans to sponsor-backed software businesses, leveraging Vista’s domain expertise and sponsor relationships to structure deals with strong protections. Syndicated Credit includes select participations in broadly syndicated first-lien loans to larger software companies, providing diversification and liquidity across the portfolio.

As of December 31, 2025 and 2024, our portfolio by investment strategy at fair value was comprised of the following:

	As of December 31, 2025		As of December 31, 2024
(In thousands)	Fair Value	% of Total Value	Fair Value	% of Total Value
Sponsor Credit	$927,884	63.2%	$298,630	58.9%
Founder Direct	348,766	23.8	88,942	17.6
Syndicated Credit	191,578	13.0	119,002	23.5
Total	$1,468,228	100.0%	$506,574	100.0%

Below is a summary of certain characteristics of our investment portfolio as of December 31, 2025 and 2024. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

Portfolio Characteristics:	As of December 31, 2025	As of December 31, 2024
Number of investments	115	72
Number of portfolio companies	49	31
Weighted average loan-to-value (“LTV”)(1)	37.2%	36.5%
Weighted average gross margin(2)	65.5%	68.0%
Weighted average EBITDA margin(3)	36.6%	34.9%
Weighted average yield to maturity (“YTM”)(4)	10.5%	10.5%
Percentage of total investments at fair value
First-lien debt	97.2%	98.8%
Preferred and Other Equity	2.8%	1.2%
Percentage of debt investments at fair value
Floating rate(5)	99.3%	100.0%
Fixed interest rate	0.7%	0.0%

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
(2)
Gross margin is calculated as gross profit divided by total revenue of the portfolio company. As of December 31, 2025 and 2024, gross margin excludes four and two portfolio company investments, respectively, where gross margin is not reported by the portfolio company.
(3)
EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. As of December 31, 2025 and 2024, EBITDA margin excludes thirteen and five portfolio company investments, respectively, where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4)
YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.
(5)
Primarily subject to interest rate floors.

Our investment activity for the years ended December 31, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Investments:
Total investments at amortized cost, beginning of period	$504,119	$104,685
New investments purchased	1,037,374	431,805
Net accretion of discount on investments	3,223	820
PIK interest capitalized	395	156
Investments sold or repaid	(84,955)	(33,347)
Total investments at amortized cost, end of period	$1,460,156	$504,119

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2025 and 2024 were as follows:

	As of December 31, 2025		As of December 31, 2024
Industry Composition:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Architecture, Construction & Engineering	2.1%	2.0%	0.0%	0.0%
Automobiles & Automobile Parts	4.2	4.1	5.8	5.8
Data & Analytics	6.0	6.0	13.9	13.9
Diversified Business Services	6.8	6.9	2.8	2.8
Diversified Consumer Services	1.0	1.0	-	-
Diversified Financial Institutions & Services	7.8	8.0	3.4	3.4
Diversified Software	7.3	7.4	6.5	6.5
Education	1.3	1.3	-	-
Financials	0.1	0.1	-	-
Government & Public Service	3.1	3.1	4.3	4.4
Government, Risk & Compliance	5.1	5.1	2.9	2.9
Healthcare IT & Technology	10.4	10.4	2.9	3.0
Hotels, Restaurants & Leisure	1.3	1.4	3.2	3.2
Infrastructure Software & DevOps	4.1	3.9	3.9	3.9
Insurance	5.0	5.0	5.6	5.5
IT Security	5.7	5.7	3.3	3.3
IT Services & IT Systems Management (Ex-Security)	11.7	11.7	16.9	16.9
Media, Entertainment & Publishing	2.3	2.2	3.5	3.5
Real Estate	3.2	3.2	4.6	4.7
Telecom Services & IT Hardware	1.7	1.7	6.7	6.6
Transportation, Logistics & Supply Chain	7.9	7.9	6.4	6.4
Utilities & Utility Equipment and Services	1.9	1.9	3.2	3.3
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2025 and 2024 investments consisted of the following:

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$1,421,188	$1,427,843	$498,055	$500,587
Other Equity	38,157	39,543	1,332	1,247
Preferred Equity	811	842	4,732	4,740
Total	$1,460,156	$1,468,228	$504,119	$506,574

The weighted average investment income yields(1) for the years ended December 31, 2025 and 2024 for our first-lien debt, based on the amortized cost and fair value were as follows:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien debt	10.5%	10.5%	11.0%	11.0%

(1)
The investment income yield is calculated as the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of December 31, 2025 and 2024, all of our first-lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of December 31, 2025 and 2024 in our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K for more information on our investments, including a list of companies and type and amount of investments.

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

2

Investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and/or unchanged, and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. There is no concern about repayment of both interest and our cost basis. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2.

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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our regular valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2025 and 2024.

	As of December 31, 2025		As of December 31, 2024
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$20,361	1.4%	$47,953	9.5%
Internal Risk Rating 2	1,447,867	98.6	458,621	90.5
Internal Risk Rating 3 (1)	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$1,468,228	100.0%	$506,574	100.0%

(1)
One investment was inadvertently previously presented in the Internal Risk Rating “3” category as of December 31, 2024. The table has been updated to correctly identify the investment in the Internal Risk Rating “2” category.

As of December 31, 2025 and 2024, the weighted average Internal Risk Rating of our investment portfolio was 1.99 and 1.93, respectively.

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

Investment Income

Investment income for the years ended December 31, 2025 and 2024 was as follows:

(In thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
First-lien debt	$91,341	$29,370
Preferred stock dividends	756	487
Total Investment Income	$92,097	$29,857

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2025 and 2024, there were no debt investments on non-accrual status.

Total investment income increased from $29.9 million for the year ended December 31, 2024 to $92.1 million for the year ended December 31, 2025 due to the increase in our investment portfolio from $506.6 million at December 31, 2024 to $1.5 billion as of December 31, 2025. Our weighted average investment income yield on total investments at fair value was 10.5% for the year ended December 31, 2025, as compared to 11.0% for the year ended December 31, 2024. The decrease in the weighted average yield on total investments was primarily due to a decline in the underlying benchmark interest rate that is utilized to set the interest rate on our variable rate loans.

Net investment income after giving effect to any expense support and waivers of expenses for the years ended December 31, 2025 and 2024 was as follows:

(In thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Total investment income	$92,097	$29,857
Total expenses	51,044	22,970
Expense support and waivers	(812)	(1,371)
Net expenses after expense support and waivers	50,232	21,599
Net investment income	$41,865	$8,258

Waivers and reimbursements of expenses for the year ended December 31, 2025 are due to voluntarily waived costs and expenses of $0.2 million due to the Adviser under the Administration Agreement and $0.6 million of costs reimbursed by the Adviser pursuant to the Expense Support Agreement. Waivers and reimbursement of expenses for the year ended December 31, 2024 are due to voluntarily waived costs and expenses of $0.4 million due to the Adviser under the Administration Agreement and $1.0 million of costs reimbursed by the Adviser pursuant to the Expense Support Agreement. See Note 5 - Related-Party Transactions, to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for more information on the expense waivers and reimbursement of expenses.

Expenses

Expenses for the years ended December 31, 2025 and 2024 were as follows:

(In thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Expenses:
Interest expense and credit facility fees	$31,195	$12,364
Management fees	5,740	1,767
Incentive fees	6,783	1,490
Distribution and shareholder servicing fees
Class S	248	-
Professional fees	2,165	1,842
Other general and administrative expenses	2,500	1,466
Administrative service fees	1,479	1,476
Offering costs	397	2,049
Directors fees	308	278
Insurance costs	229	238
Total expenses before expense support and waivers	51,044	22,970
Expense support and waivers	(812)	(1,371)
Net expenses after expense support and waivers	$50,232	$21,599

Interest expense and credit facility fees represents interest and fees incurred under the credit facilities described below. Total interest expense increased from $12.4 million for the year ended December 31, 2024 to $31.2 million for the year ended December 31, 2025 due to the significant increase in our total borrowings outstanding over this twelve month period from $227.2 million at December 31, 2024 to $544.8 million at December 31, 2025. For more information about our outstanding borrowings, including the terms thereof, see Note 6. Borrowings in the notes to our consolidated financial statements and in the Liquidity and Capital Resources section below.

Management fees increased as a result of an increase in average gross assets for the year ended December 31, 2024 to the year ended December 31, 2025. Incentive fees increased as a result of an increase in pre-incentive fee net investment income for the year ended December 31, 2024 to the year ended December 31, 2025.

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

Waivers and reimbursements of expenses include expenses the Adviser has voluntarily agreed to waive pursuant to the Administration Agreement and expenses reimbursed by the Adviser pursuant to the Expense Support Agreement. Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by the Company to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of the Company’s total investments for such period. For the year ended

December 31, 2025, the Adviser agreed to waive $212 thousand in administrative service fees under the Administration Agreement. For the year ended December 31, 2024, the Adviser agreed to waive $394 thousand in administrative service fees under the Administration Agreement. The waived amount continues to decline on a quarterly basis due to the continued growth in the investment portfolio.

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

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments as of December 31, 2025 and 2024:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2025	$3,600	$-	$3,600
December 31, 2024	3,000	-	3,000

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2025 and 2024 were as follows:

(In thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net realized gain (loss) on investments	$(2)	$-
Net change in unrealized appreciation (depreciation) on investments	5,616	2,275
Net realized and unrealized gain (loss) on investments	$5,614	$2,275

During the year ended December 31, 2025, we recorded a net realized loss of $(2) thousand primarily from the sale of nine liquid investments. During the year ended December 31, 2024, there was no realized gain or loss recorded. During the years ended December 31, 2025 and 2024, we recorded unrealized appreciation on 84 and 48 investments totaling approximately $12.7 million and $2.3 million, respectively, and unrealized depreciation on 56 and 24 investments totaling approximately $(7.1) million and $(67) thousand, respectively.

Income Taxes, Including Excise Taxes

We have elected to be treated and intend to operate in a manner so as to continuously qualify to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.

If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income tax or the 4% nondeductible U.S. federal excise tax. Although we generally intend to operate so as to meet the Excise Tax Distribution Requirements, no assurances can be provided in this regard and we may be required to pay the excise tax on a portion of our income.

We did not incur an excise tax for the year ended December 31, 2025 and we incurred an estimated excise tax of $8,000 for the year ended December 31, 2024, which is included in Other General and Administrative Expenses in the Consolidated Statement of Operations.

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

As of December 31, 2025 and December 31, 2024, we had $42.9 million and $33.3 million, respectively, in cash, cash equivalents and restricted cash. During the year ended December 31, 2025, our cash, cash equivalents and restricted cash balance increased by $16.3 million. During that period, $930.2 million was used in operating activities, primarily due to investment purchases of $1,060.6 million, partially offset by $85.0 million in repayments of investments in portfolio companies. During the same period, $946.5 million was provided by financing activities, consisting primarily of proceeds from issuances of shares of Common Stock of $672.2 million and net proceeds from borrowings of $317.7 million.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2025, asset coverage was 273.8%, and the asset coverage per unit was $2,738.

Borrowings

SMBC Credit Facility

On November 14, 2023, we entered into a revolving credit facility (as amended, the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). Effective October 4, 2024, we decreased the maximum borrowing capacity under the SMBC Credit Facility from $200.0 million to $100.0 million. On November 14, 2025, the Company repaid and terminated the SMBC Credit Facility. Following termination, the Company has no remaining obligations, commitments, covenants, or guarantees under the SMBC Credit Facility.

DB Credit Facility

On June 26, 2024 (the “Effective Date”) we entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). As of December 31, 2025 and December 31, 2024, the maximum commitment was $450.0 million and $275.0 million, respectively. The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

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

On July 18, 2025, we amended the DB Credit Facility to increase the maximum commitment under the DB Credit Facility from $350.0 million to $450.0 million and to allow us to further increase the maximum commitment to $500.0 million, subject to satisfaction of customary conditions precedent. As of December 31, 2025, the $50.0 million increase was set to expire on January 18, 2026 but was subsequently extended to April 18, 2026.

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including those under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. As of December 31, 2025 and December 31, 2024, we were in compliance in all material respects with the terms of the DB Credit Facility.

ING Credit Facility

On September 5, 2025, we entered into a senior secured revolving credit agreement (the “ING Credit Facility”) by and among the Company, as Borrower, ING Capital LLC, as Administrative Agent, Sole Bookrunner and Arranger, and the other lenders and issuing banks from time to time party thereto.

The ING Credit Facility provides for a revolving credit facility in an initial amount of up to $150.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Credit Facility may be increased to $500.0 million if we exercise the uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The commitment under the ING Credit Facility will terminate on September 5, 2029 and the facility will mature on September 5, 2030.

Interest under the ING Credit Facility is payable, at our election, at either Daily Simple RFR, Term SOFR (or other term benchmark rate) or the Alternate Base Rate (defined as the greater of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5%, (iii) Term SOFR for a period of one month plus the applicable credit adjustment spread plus 1.0% and (iv) 1.0% plus an applicable margin equal to (I) (a) during any period in which we fail to maintain a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.25% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.25% per annum; or (b) during any period in which we maintain a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.00% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.00% per annum plus (II) an applicable credit adjustment spread of (a) with respect to any Term Benchmark Loan denominated in Dollars, 0.10%, (b) with respect to any RFR Loan denominated in GBP, 0.0326% and (c) with respect to Term Benchmark Loans denominated in CAD, 0.29547% for Loans with an interest period of one month and 0.32138% for Loans with an interest period of three months. We will also pay a fee of 0.375% on daily undrawn amounts under the ING Credit Facility. All capitalized terms in this paragraph have the definitions assigned to them in the ING Credit Facility.

2025 Notes

On October 2, 2025, we entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $200.0 million in aggregate principal amount of its: (i) 5.85% Series 2025 Senior Notes, Tranche A, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche A Notes”), (ii) 6.22% Series 2025 Senior Notes, Tranche B, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche B Notes”), (iii) 5.85% Series 2025 Senior Notes, Tranche C, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche C Notes”) and (iv) 6.22% Series 2025 Senior Notes, Tranche D, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche D Notes” and, together with the Tranche A Notes, the Tranche B Notes and the Tranche C Notes, the “2025 Notes”) to institutional investors in a private placement. Interest on the 2025 Notes will be due semiannually. The interest rates applicable to the 2025 Notes are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the 2025 Notes) in the event that, subject to certain exceptions, the 2025 Notes cease to have an investment grade rating and our secured debt ratio exceeds certain thresholds. In addition, we are obligated to offer to repay the 2025 Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur. The Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by us.

The closing of the Tranche A Notes and Tranche B Notes occurred on October 2, 2025. The closing of the Tranche C Notes and the Tranche D Notes occurred on December 1, 2025.

On November 4, 2025, we entered into forward-starting interest rate swaps. The forward-starting interest rate swaps have an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche A Notes, we receive a fixed interest rate of 5.85% per annum and pays a floating interest rate of SOFR + 2.51% per annum on the $62.5 million of the Tranche A Notes. Under the forward-starting interest rate swap agreement related to the Tranche B Notes, we receive a fixed interest rate of 6.22% per annum and pays a floating interest rate of SOFR + 2.82% per annum on the $37.5 million of the Tranche B Notes. We designate each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On December 8, 2026, we entered into forward-starting interest rate swaps. The forward-starting interest rate swaps have an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche C Notes, we receive a fixed interest rate of 5.85% per annum and pay a floating interest rate of SOFR + 2.45% per annum on the $62.5 million of the Tranche C Notes. Under the forward-starting interest rate swap agreement related to the Tranche D Notes, we receive a fixed interest rate of 6.22% per annum and pay a floating interest rate of SOFR + 2.74% per annum on the $37.5 million of the Tranche D Notes. We designate each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Our debt obligations consisted of the following as of December 31, 2025 and 2024:

	As of December 31, 2025
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2024
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$60,250	$39,750	$39,750
DB Credit Facility	275,000	166,900	108,100	75,543

(1)
The unused portion is the amount upon which unused commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For more information on our debt obligations, see Note 6. Borrowings, to the consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.

Equity

As of December 31, 2025, we had $241.1 million of uncalled capital commitments from Stockholders, including $16.6 million from entities affiliated with or related to our Adviser.

	As of December 31, 2025			As of December 31, 2024
(In thousands)	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments		Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,178,814	$231,126	80.4%	$528,140	(1)	$262,876	50.2%

(1)
Excludes $15.0 million as of December 31, 2024, of capital commitments that were contingent on us receiving additional capital commitments, ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of our aggregate commitments.

Borrowings with original maturities of less than one year are classified as short-term. Our short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition. We include other short-term borrowings in the balance of outstanding indebtedness in the calculation of our asset coverage requirement under the 1940 Act.

Subscriptions and Drawdowns

We have the authority to issue 400,000,000 shares of Class I common stock, 50,000,000 shares of Class S common stock and 50,000,000 shares of Class D common stock, each with a par value of $0.01 per share.

Total shares issued as of December 31, 2025 were 47,925,459.905. The following table summarizes activity in the number of shares issued (excluding shares issued via our dividend reinvestment plan) during the year ended December 31, 2025:

	Class I
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59
4/1/2025	563,117.660	11,031	19.59
5/1/2025	670,297.282	13,078	19.51
6/2/2025	626,578.412	12,306	19.64
6/30/2025	7,439,160.776	146,254	19.66
8/1/2025	580,705.912	11,427	19.68
9/2/2025	507,158.544	9,960	19.64
10/1/2025	779,215.788	15,312	19.65
11/3/2025	3,215,927.301	63,004	19.59
12/1/2025	2,099,144.199	41,031	19.55
12/31/2025	10,004,903.613	197,633	19.75

	Class S
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
8/1/2025	3,138,621.254	$61,760	$19.68
11/3/2025	19,702.653	386	19.59
12/1/2025	1,974,771.021	38,600	19.55
12/31/2025	6,327.954	125	19.75

Dividends and Distributions

To the extent that we have taxable income available, we intend to make quarterly distributions to our Stockholders. Dividends and distributions to Stockholders are recorded on the applicable record date. The amount to be distributed to Stockholders is determined each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan under which Stockholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, if our Board authorizes, and we declare a cash dividend or distribution, stockholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.

The following table summarizes the Company’s distributions declared during the year ended December 31, 2025:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2025	1/31/2025	2/6/2025	$0.16000
2/28/2025	2/28/2025	3/6/2025	0.16000
3/28/2025	3/28/2025	4/7/2025	0.15500
4/30/2025	4/30/2025	5/8/2025	0.16000
5/28/2025	5/29/2025	6/6/2025	0.16000
6/26/2025	6/27/2025	7/7/2025	0.16250
7/31/2025	7/31/2025	8/8/2025	0.16250
8/29/2025	8/29/2025	9/11/2025	0.16250
9/30/2025	9/30/2025	10/7/2025	0.16250
10/31/2025	10/31/2025	11/7/2025	0.16250
11/28/2025	11/28/2025	12/8/2025	0.16000
12/22/2025	12/29/2025	1/13/2026	0.16000

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
8/29/2025	8/29/2025	9/11/2025	$0.14829
9/30/2025	9/30/2025	10/7/2025	0.14878
10/31/2025	10/31/2025	11/7/2025	0.14831
11/28/2025	11/28/2025	12/8/2025	0.14631
12/22/2025	12/29/2025	1/13/2026	0.14589

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the year ended December 31, 2025:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/30/2025	1/31/2025	2/6/2025	6,937.876	$137	$19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70
3/28/2025	3/28/2025	4/7/2025	10,809.051	212	19.58
4/30/2025	4/30/2025	5/8/2025	13,377.082	262	19.59
5/28/2025	5/29/2025	6/6/2025	18,117.545	353	19.51
6/26/2025	6/27/2025	7/7/2025	20,737.899	407	19.64
7/31/2025	7/31/2025	8/8/2025	35,701.050	702	19.66
8/29/2025	8/29/2025	9/11/2025	40,425.771	794	19.66
9/30/2025	9/30/2025	10/7/2025	42,682.989	839	19.65
10/31/2025	10/31/2025	11/7/2025	46,936.268	920	19.59
11/28/2025	11/28/2025	12/8/2025	50,277.902	983	19.55

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
11/28/2025	11/28/2025	12/8/2025	147.479	$3	$19.55

Share Repurchases

At the discretion of the Board of Directors, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Stock outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board of Directors may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we are expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter.

The following table presents share repurchases completed under the share repurchase program during the year ended December 31, 2025. There were no share repurchases in 2024.

Repurchase Deadline Request	Total Number of Shares of Class I Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
4/21/2025	19,735.281	0.12%	$19.59	3/31/2025	$383
7/23/2025	552.620	0.00%	$19.66	6/30/2025	$11
10/22/2025	11,408.454	0.04%	$19.65	9/30/2025	$224

(1)
Percentage is based on total shares outstanding as of the close of the previous calendar quarter.
(2)
Amount repurchased is net of any early redemption fees.

Contractual Obligations

We have entered into an Investment Advisory Agreement with the Adviser pursuant to the 1940 Act to provide us with investment advisory services, and an Administration Agreement with the Administrator to provide us with administrative services. For more information about payments for services provided under these agreements, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 5. Related-Party Transactions.”

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period As of December 31, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$-	$-	$-	$-	$-
DB Credit Facility	345,000	-	-	345,000	-
2025 Notes	200,000	-	125,000	75,000	-

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025 or December 31, 2024, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of December 31, 2025 and 2024:

	Par Value as of
(In thousands)	December 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$100,480	$68,679
Unfunded revolving commitments	69,996	26,594
Other equity commitments	8,919	-
Total unfunded commitments	$179,395	$95,273

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Notes to Consolidated Financial Statements – Note 5. Related-Party Transactions” for further details.

Finally, the Adviser sponsored a program whereby investors who purchased shares of Common Stock from the Company between November 4, 2024 and December 31, 2025 were granted additional shares of Common Stock. Based on purchases of shares of Common Stock during that time period, investors received 557,525.581 shares on August 1, 2025 and 1,099,405.491 shares on February 2, 2026. Shares were transferred from VHG Capital, L.P., an affiliate of the Adviser. See Note 5. Related Party Transactions, to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Fair Value Measurements

One of the critical accounting estimates inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider the principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.

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

Income Taxes

We have elected to be treated, and intend to operate in a manner so as to continuously qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.

If we fail to comply with the Excise Tax Distribution Requirements, we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements. Although we generally intend to operate so as to meet the Excise Tax Avoidance Requirement, no assurances can be provided in this regard and we may be required to pay the excise tax on a portion of our income.

Recent Developments

As of January 2, 2026, we sold 1,143,056.311 shares Common Stock with the final number of shares determined on January 23, 2026. The sale of shares was pursuant to $22.6 million of subscription agreements entered into by us and our investors.

On January 18, 2026, the $100.0 million temporary commitment increase under the DB Credit Facility, which was previously scheduled to expire on January 18, 2026, was extended for an additional three months and will now expire on April 18, 2026.

On January 29, 2026, we redeemed 777,849.792 shares of Class I common stock, par value $0.01 per share, for total proceeds of $15.4 million subject to a tender offer filed with the SEC on December 23, 2025.

On January 30, 2026, we entered into an amendment to the ING Credit Facility. The amendment, among other things, increased the total amount available to be borrowed under the ING Credit Facility from $150.0 million to $200.0 million.

On January 30, 2026, we declared a distribution for our Common Stock of $0.1600 per share, payable on February 10, 2026 to stockholders of record as of January 30, 2026.

As of February 2, 2026, we sold shares of our Common Stock with the final number of shares being determined within 20 business days. The sale of shares was pursuant to $6.5 million of subscription agreements entered into by us and our investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates.

Valuation Risk

We invest primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with valuation policy and procedures established by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we borrow money to make investments, our net investment income depends in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We hedge against interest rate and may hedge against foreign currency fluctuations by using standard hedging instruments such as futures, swaps, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the portion of our portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

As of December 31, 2025, on a fair value basis, less than 1.0% of our debt investments bear interest at a fixed rate. As of December 31, 2025, we have $200.0 million of fixed rate debt issued under the 2025 Notes and $345.0 million of outstanding debt under our DB Credit Facility. Our DB Credit Facility is subject to floating interest rates and is currently paid based on floating SOFR rates. As further described in Note 6. Borrowings, we entered into a series of interest rate swap agreements with ING Capital Markets LLC to more closely align the interest rate on our fixed rate 2025 Notes with our investment portfolio, which consists primarily of variable rate loans. The interest rate swap agreements executed in late 2025 became effective January 2, 2026.

The following table estimates the potential changes in net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of the 2025 Notes and related interest rate swap agreements and the DB Credit Facility, using the outstanding balances as of December 31, 2025. Interest expense is calculated using the interest rate as of December 31, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our December 31, 2025 consolidated statements of assets and liabilities, the following table shows the annualized net interest income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and includes the impact of the interest rate swap agreements referenced above.

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$(14,397)	$(5,450)	$(8,947)
-200 Basis Points	(28,662)	(10,900)	(17,762)
-300 Basis Points	(41,235)	(16,350)	(24,885)
+100 Basis Points	14,397	5,450	8,947
+200 Basis Points	28,793	10,900	17,893
+300 Basis Points	43,190	16,350	26,840

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.

VISTA CREDIT STRATEGIC LENDING CORP.

borrow

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vista Credit Strategic Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Vista Credit Strategic Lending Corp. (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, debt agents, and underlying investees; when replies were not received from debt agents, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

New York, NY

March 11, 2026

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value
Investments – Non-controlled/non-affiliated	$1,438,228	$506,574
Investments – Non-controlled/affiliated	30,000	-
Total investments, at fair value (amortized cost of $1,460,156 and $504,119, respectively)	1,468,228	506,574
Cash and cash equivalents	19,482	22,417
Restricted cash and cash equivalents	30,160	10,918
Receivable for interest, other income, and investments sold	6,695	3,516
Subscription receivable	800	-
Deferred offering costs	478	96
Prepaid expenses and other assets	5,864	2,978
Expense support reimbursement (Note 5)	3,600	3,000
Total assets	$1,535,307	$549,499
Liabilities
Debt (Note 6)	$544,819	$227,150
Payable for investments purchased	19,775	43,024
Interest and credit facility fees payable (Note 6)	4,306	1,483
Net unrealized depreciation on derivatives	480	-
Management and incentive fees payable (Note 5)	5,441	1,517
Due to Adviser (Note 5)	4,931	3,332
Distribution payable	5,994	1,663
Accrued expenses and other liabilities	1,936	1,530
Administrative service fees payable (Note 5)	401	275
Common stock proceeds received in advance	521	3,701
Total liabilities	588,604	283,675

Commitments and contingencies (Note 7)

Net Assets (Note 9)
Common Stock, $0.01 par value (47,925,459.905 and 13,426,673.156 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	479	134
Paid-in-capital in excess of par value	940,156	262,626
Total distributable earnings	6,068	3,064
Total net assets	946,703	265,824
Total liabilities and net assets	$1,535,307	$549,499

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES - (continued)

(dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Net Asset Value Per Share
Class I Common Stock:
Net assets	$845,177	$265,824
Common Stock outstanding ($0.01 par value, 400,000,000.000 shares authorized as of December 31, 2025; 500,000,000.000 shares authorized as of December 31, 2024)	42,785,889.544	13,426,673.156
Net asset value per share	$19.75	$19.80
Class S Common Stock:
Net assets	$101,526	$-
Common Stock outstanding ($0.01 par value, 50,000,000.000 shares authorized as of December 31, 2025)	5,139,570.361	-
Net asset value per share	$19.75	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Investment income:
From non-controlled/non-affiliated investments
Interest income	$89,282	$28,897	$720
Dividend income	756	487	-
Other income	2,059	473	60
Total investment income from non-controlled/non-affiliated investments	92,097	29,857	780
Total investment income	92,097	29,857	780
Expenses:
Interest expense and credit facility fees (Note 6)	31,195	12,364	421
Management fees (Note 5)	5,740	1,767	94
Incentive fees (Note 5)	6,783	1,490	23
Distribution and shareholder servicing fees
Class S	248	-	-
Professional fees	2,165	1,842	687
Other general and administrative expenses	2,500	1,466	276
Administrative service fees (Note 5)	1,479	1,476	390
Offering costs	397	2,049	544
Directors fees	308	278	196
Insurance costs	229	238	133
Organization costs	-	-	1,111
Total expenses before expense support and waivers	51,044	22,970	3,875
Expense support and waivers (Note 5)	(812)	(1,371)	(1,396)
Net expenses after expense support and waivers	50,232	21,599	2,479
Net investment income	41,865	8,258	(1,699)
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	(2)	-	-
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	5,616	2,275	184
Net realized and unrealized gain (loss) on investments	5,614	2,275	184
Net increase (decrease) in net assets resulting from operations (Note 10)	$47,479	$10,533	$(1,515)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	-	$-	$-	$-	$-
Net investment income (loss)	-	-	-	(1,699)	(1,699)
Net realized and unrealized gain (loss) on investments	-	-	-	184	184
Net increase (decrease) in net assets resulting from operations	-	-	-	(1,515)	(1,515)
Capital share transactions:
Class I:
Issuance of common stock	3,809,576.503	38	76,154	-	76,192
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(1,682)	1,682	-
Net increase (decrease) in net assets resulting from capital share transactions	3,809,576.503	38	74,472	1,682	76,192
Total increase (decrease) for the year ended	3,809,576.503	38	74,472	167	74,677
Balance at December 31, 2023	3,809,576.503	38	74,472	167	74,677
Net investment income	-	-	-	8,258	8,258
Net realized and unrealized gain (loss) on investments	-	-	-	2,275	2,275
Net increase (decrease) in net assets resulting from operations	-	-	-	10,533	10,533
Shareholder distributions declared from net investment income
Class I	-	-	-	(8,708)	(8,708)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(8,708)	(8,708)
Capital share transactions:
Class I:
Issuance of common stock	9,604,386.128	96	188,976	-	189,072
Reinvestment of shareholder distributions, net	12,710.525	-	250	-	250
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(1,072)	1,072	-
Net increase (decrease) in net assets resulting from capital share transactions	9,617,096.653	96	188,154	1,072	189,322
Total increase (decrease) for the year ended	9,617,096.653	96	188,154	2,897	191,147
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS - (continued)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
Net investment income	-	-	-	41,865	41,865
Net realized and unrealized gain (loss) on investments	-	-	-	5,614	5,614
Net increase (decrease) in net assets resulting from operations	-	-	-	47,479	47,479
Shareholder distributions declared from net investment income
Class I	-	-	-	(42,263)	(42,263)
Class S	-	-	-	(2,609)	(2,609)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(44,872)	(44,872)
Capital share transactions:
Class I:
Issuance of common stock	29,090,469.373	291	571,831	-	572,122
Reinvestment of shareholder distributions, net	300,443.370	3	5,891	-	5,894
Repurchase of common stock	(31,696.355)	-	(618)	-	(618)
Class S:
Issuance of common stock	5,139,422.882	51	100,820	-	100,871
Reinvestment of shareholder distributions, net	147.479	-	3	-	3
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(397)	397	-
Net increase (decrease) in net assets resulting from capital share transactions	34,498,786.749	345	677,530	397	678,272
Total increase (decrease) for the year ended	34,498,786.749	345	677,530	3,004	680,879
Balance at December 31, 2025	47,925,459.905	$479	$940,156	$6,068	$946,703

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$47,479	$10,533	$(1,515)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	397	2,049	544
Amortization of deferred financing costs	2,105	1,299	114
Net accretion of discount on investments	(3,223)	(820)	(24)
Net change in unrealized (appreciation) depreciation on investments	(5,616)	(2,275)	(184)
Net change in unrealized (appreciation) depreciation on derivative instruments	480	-	-
Net realized loss on investments	2	-	-
Cost of investments purchased	(1,060,623)	(402,648)	(90,862)
Proceeds from repayments of investments	84,953	33,347	73
Payment-in-kind interest capitalized	(395)	(156)	-
Change in operating assets and liabilities:
Expense support reimbursement	(600)	-	(1,717)
Deferred offering costs	(779)	(1,230)	(1,459)
Prepaid expenses and other assets	(28)	157	(285)
Receivable for interest, other income, and investments sold	(3,179)	(3,154)	(362)
Due to Adviser	1,599	(1,600)	3,649
Management and incentive fees payable	3,924	1,400	117
Administrative service fee payable	126	(115)	390
Interest and credit facility fees payable	2,823	1,262	221
Accrued expenses and other liabilities	405	711	819
Net cash used in operating activities	(930,150)	(361,240)	(90,481)
Cash flows from financing activities
Proceeds from issuance of common stock	672,193	189,072	76,192
Repurchase of common stock	(618)	-	-
Shareholder distributions paid	(34,644)	(6,795)	-
Borrowings on debt	1,253,419	412,200	77,250
Repayments on debt	(935,750)	(262,300)	-
Debt issuance costs paid	(4,963)	(3,246)	(1,018)
Common stock proceeds received in advance	(3,180)	3,701	-
Net cash provided by financing activities	946,457	332,632	152,424
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	16,307	(28,608)	61,943
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	33,335	61,943	-
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$49,642	$33,335	$61,943
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$28,372	$9,803	$200
Reinvestment of shareholder distributions	5,897	250	-
Shareholder distributions declared	44,872	8,708	-
Change in distribution payable	4,331	1,663	-

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$19,482	$22,417
Restricted cash and cash equivalents	30,160	10,918
Total cash and cash equivalents and restricted cash and cash equivalents	$49,642	$33,335

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – Non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (21)	SOFR + 3.25%	6.92%	7/6/2029	$9,875	$9,892	$8,397	0.9%
LeadVenture Inc.	(4) (9) (21) (22) (23)	SOFR + 5.25%	8.92%	6/23/2032	29,380	28,910	29,118	3.1
OEConnection LLC	(4) (9) (21) (22) (23)	SOFR + 4.50%	8.23%	12/23/2032	22,615	22,409	22,615	2.4
						61,211	60,130	6.4
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (21) (22) (23)	SOFR + 6.00%	9.72%	3/19/2031	17,578	17,344	17,578	1.9
CData Software, Inc.	(4) (9) (21) (22) (23)	SOFR + 5.75%	9.44%	7/18/2030	23,163	22,805	23,134	2.4
Databricks, Inc.	(4) (7) (14) (21) (22) (23)	SOFR + 4.50%	8.27%	1/3/2031	20,000	19,916	20,000	2.1
Inmar, Inc.	(7) (21)	SOFR + 4.50%	8.25%	10/30/2031	27,229	27,195	26,957	2.8
						87,260	87,669	9.2
Diversified Business Services
MS Buyer Inc.	(4) (9) (21) (22) (23)	SOFR + 5.25%	8.92%	7/1/2031	15,794	15,640	15,687	1.7
Denali Intermediate Holdings, Inc.	(9) (21) (22) (23)	SOFR + 5.50%	9.23%	8/26/2032	84,834	83,984	85,996	9.1
						99,624	101,683	10.8
Diversified Consumer Services
Blackhawk Network Holdings, Inc.	(10) (21) (22)	SOFR + 4.00%	7.67%	3/12/2029	14,910	14,974	15,000	1.6
Diversified Financial Institutions & Services
Rapyd Netherlands B.V.	(4) (5) (13) (19) (21) (22)	SOFR + 9.00% (9.00% PIK)	12.83%	9/13/2030	45,742	41,234	44,141	4.7
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (21)	SOFR + 6.00%	9.82%	5/23/2031	10,127	10,042	10,127	1.1
Stax Purchaser LLC	(4) (10) (21) (22) (23)	SOFR + 7.00%	10.76%	6/6/2030	59,581	58,777	59,058	6.2
						110,053	113,326	12.0
Diversified Software
ASG III, LLC	(4) (10) (21) (22) (23)	SOFR + 6.50%	10.34%	10/31/2029	4,463	4,370	4,462	0.5
ASG III, LLC	(4) (10) (21) (22) (23)	SOFR + 6.25%	10.09%	10/31/2029	1,593	1,545	1,570	0.2
ASG III, LLC	(4) (10) (21) (22) (23)	SOFR + 7.00%	10.84%	10/31/2029	332	322	327	0.0
Rocket Software, Inc.	(8) (21)	SOFR + 3.75%	7.47%	11/28/2028	19,639	19,577	19,660	2.1
Stryder Corp.	(4) (7)	N/A	17.98%	4/3/2026	9,375	9,375	9,375	1.0
X.AI Corp.	(7) (21) (22)	SOFR + 7.25%	10.85%	6/28/2030	73,827	71,099	73,095	7.7
						106,288	108,489	11.5
Education
McKissock Investment Holdings	(6) (9) (21)	SOFR + 5.00%	8.96%	3/12/2029	19,545	19,510	18,396	1.9
Government & Public Service
Aptean, Inc.	(9) (21) (22) (23)	SOFR + 4.75%	8.57%	1/30/2031	45,441	45,215	45,366	4.8
Government, Risk & Compliance
Diligent Corporation	(4) (9) (21) (22) (23)	SOFR + 5.00%	8.82%	8/2/2030	15,351	15,234	15,287	1.6
Maverick Bidco Inc.	(4) (9) (21) (22) (23)	SOFR + 4.75%	8.54%	12/2/2031	59,633	59,320	59,308	6.3
						74,554	74,595	7.9
Healthcare IT & Technology
A Place For Mom, Inc.	(4) (10) (14) (21) (22)	SOFR + 5.50%	9.22%	2/10/2028	39,894	39,032	39,495	4.2
Arcadia Solutions, Inc.	(4) (10) (21) (22) (23)	SOFR + 5.50%	9.17%	8/12/2032	75,000	74,222	74,213	7.8
Athenahealth Group, Inc.	(8) (21)	SOFR + 2.75%	6.47%	2/15/2029	5,434	5,418	5,451	0.6
QF Holdings, Inc.	(4) (8) (22) (23)	SOFR + 4.50%	8.19%	12/15/2032	33,449	33,242	33,224	3.5
						151,914	152,383	16.1

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (21) (22) (23)	SOFR + 9.00%	12.70%	9/16/2029	$18,428	$17,380	$18,418	1.9%
Infrastructure Software & DevOps
Passport Labs, Inc.	(4) (13) (21)	SOFR + 6.00%	9.72%	4/24/2030	28,599	28,472	28,571	3.0
Perforce Software, Inc.	(8) (21)	SOFR + 4.75%	8.47%	3/21/2031	26,715	25,884	23,185	2.4
Stateline Power, LLC	(4) (7) (22)	SOFR + 4.31%	8.03%	3/31/2027	5,217	5,217	5,217	0.6
						59,573	56,973	6.0
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (21) (22) (23)	SOFR + 5.00%	8.82%	8/25/2028	46,436	46,419	46,436	4.9
Zinnia Corporate Holdings, LLC	(4) (13) (21) (22) (23)	SOFR + 6.00%	9.69%	8/30/2029	26,471	26,052	26,441	2.8
						72,471	72,877	7.7
IT Security
Digicert, Inc.	(4) (9) (22) (23)	SOFR + 5.75%	9.47%	7/30/2030	52,697	51,923	52,697	5.6
Noynim, LLC	(4) (11) (21) (22) (23)	SOFR + 5.50%	9.25%	11/12/2029	31,610	31,337	31,390	3.3
						83,260	84,087	8.9
IT Services & IT Systems Management (Ex-Security)
Acronis International	(4) (5) (6) (10) (17) (21)	SOFR + 5.85% (1.00% PIK)	9.82%	4/1/2027	20,361	20,215	20,361	2.2
Flash Charm, Inc.	(9) (21)	SOFR + 3.50%	7.35%	3/2/2028	16,152	15,333	15,114	1.6
Redwood Services Group, LLC	(4) (6) (9) (21) (22) (23)	SOFR + 5.25%	8.93%	6/15/2029	34,705	34,337	34,522	3.6
SMR Holdings, LLC	(4) (10) (21) (22) (23)	SOFR + 5.25%	8.92%	12/24/2029	76,664	75,635	76,506	8.1
Solarwinds Holdings, Inc.	(7) (21) (22)	SOFR + 4.00%	7.70%	4/16/2032	27,431	26,965	27,448	2.9
						172,485	173,951	18.4
Media, Entertainment & Publishing
Bending Spoons US Inc.	(10) (14) (22)	SOFR + 5.25%	N/A	3/7/2031	16,425	15,785	15,973	1.7
MH Sub I, LLC	(8) (21)	SOFR + 4.25%	7.97%	12/31/2031	17,705	17,509	15,997	1.7
						33,294	31,970	3.4
Real Estate
InhabitIq, Inc.	(4) (9) (21) (22) (23)	SOFR + 4.50%	8.22%	1/12/2032	20,568	20,448	20,538	2.2
MRI Software, LLC	(10) (21) (22) (23)	SOFR + 4.75%	8.42%	2/10/2028	26,270	26,189	26,219	2.8
						46,637	46,757	5.0
Telecom Services & IT Hardware
Ark Data Centers, LLC	(4) (9) (21) (22) (23)	SOFR + 4.75%	8.47%	11/27/2030	25,875	25,326	25,369	2.7
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (12) (20) (21) (22) (23)	SOFR + 7.25%	11.00%	8/12/2030	27,344	26,188	26,056	2.8
Metropolis Technologies, Inc.	(7) (21) (22)	SOFR + 5.25%	8.98%	10/20/2032	75,000	74,250	74,438	7.9
Softeon, Inc.	(4) (9) (21) (23)	SOFR + 5.75%	9.42%	11/20/2030	12,281	12,069	12,281	1.3
						112,507	112,775	12.0
Utilities & Utility Equipment and Services
Edition Holdings, Inc.	(4) (9) (21) (22) (23)	SOFR + 4.50%	8.20%	12/20/2032	27,787	27,652	27,629	2.9
Total First-Lien Debt						1,421,188	1,427,843	151.1

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2025

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (22)	N/A	12.00%	N/A	11,082	$355	$362	0.0%
Metropolis Technologies, Inc.	(4) (22) (26)	N/A	17.50%	5/16/2034	480,000	456	480	0.1
Total Preferred Equity						811	842	0.1
Other Equity
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (5) (15) (19) (22)			9/13/2030	120,812	4,383	4,712	0.5
Financials
HPC GPFS Arsenal Co-Invest (Cayman) LP	(22) (23) (25)			5/14/2036	1,081	1,083	1,056	0.1
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (15) (20) (22)			8/11/2030	178,935	1,359	1,414	0.1
Metropolis Technologies, Inc.	(4) (15) (22) (26)			5/16/2034	280	20	307	0.0
						1,379	1,721	0.1
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19) (22)			9/16/2029	19,200	1,312	2,054	0.2
Total Other Equity						8,157	9,543	0.9
Total Investments - Non-controlled/non-affiliated						1,430,156	1,438,228	152.1

Investments – Non-controlled/affiliated
Other Equity
Architecture, Construction & Engineering
Tactical Equipment III, L.P.	(22) (25)			3/17/2033	30,000	30,000	30,000	3.2
Total Other Equity						30,000	30,000	3.2
Total Investments - Non-controlled/affiliated						30,000	30,000	3.2

Total Investments						1,460,156	1,468,228	155.3
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						49,642	49,642	5.2
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$1,509,798	$1,517,870	160.5%

1.
Unless otherwise indicated, all investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquartered in the United States. All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for all debt investment and preferred equity. Unit amount is presented for Other Equity, with the exception of HPC GPFS Arsenal Co-Invest (Cayman) LP and Tactical Equipment III, L.P., which presents investment cost.
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
3.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser and under the direction of the Board of Directors (the “Board”) (see Note 4. Fair Value Investments), pursuant to the Company’s valuation policy.
5.
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, nonqualifying assets represented 8.4% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of December 31, 2025 was 0.50%.
9.
The interest rate floor on these investments as of December 31, 2025 was 0.75%.
10.
The interest rate floor on these investments as of December 31, 2025 was 1.00%.
11.
The interest rate floor on these investments as of December 31, 2025 was 1.25%.
12.
The interest rate floor on these investments as of December 31, 2025 was 1.50%.
13.
The interest rate floor on these investments as of December 31, 2025 was 2.00%.
14.
For unsettled positions the interest rate is not presented.
15.
Equity investment that is a non-income producing security.
16.
The Company uses an internally developed industry classification system which was developed using the Global Industry Classification Standard (“GICS”®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.
17.
The headquarters of this portfolio company is located in Switzerland.

18.
The headquarters of this portfolio company is located in Luxembourg.
19.
The headquarters of this portfolio company is located in Netherlands.
20.
The headquarters of this portfolio company is located in Canada.
21.
All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 6. Borrowings).
22.
All or a portion of these investments are being secured as collateral in relation to the ING Credit Facility (as defined in Note 6. Borrowings).

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2025

(dollars in thousands, except share and per share data)

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

Investments – Non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed Draw	1/30/2031	$5,198	$-
Aptean, Inc.	Revolver	1/30/2031	2,120	(53)
Arcadia Solutions, Inc.	Revolver	8/12/2032	12,500	(113)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	9,625	(130)
Ark Data Centers, LLC	Revolver	11/27/2030	2,000	(27)
ASG III, LLC	Delayed Draw	10/31/2029	3,749	(19)
ASG III, LLC	Revolver	10/31/2029	1,325	-
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	-
BusBud Inc.	Delayed Draw	8/12/2030	9,737	(307)
BusBud Inc.	Delayed Draw	8/12/2030	3,814	(120)
Cdata Software, Inc.	Delayed Draw	7/18/2030	2,041	(2)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,735	(2)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(2)
Databricks, Inc.	Delayed Draw	1/3/2031	4,500	-
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	8,483	(5)
Digicert, Inc.	Revolver	7/10/2030	3,702	-
Diligent Corporation	Delayed Draw	8/2/2030	3,400	-
Diligent Corporation	Revolver	8/2/2030	1,268	-
Edition Holdings, Inc.	Revolver	12/20/2032	2,825	(11)
Edition Holdings, Inc.	Delayed Draw	12/20/2032	7,533	(28)
Edition Holdings, Inc.	Delayed Draw	12/20/2032	4,020	(15)
HPC GPFS Arsenal Co-Invest (Cayman) LP	Other Equity	5/14/2036	8,919	(22)
InhabitIQ, Inc.	Delayed Draw	1/12/2032	5,742	(6)
InhabitIQ, Inc.	Revolver	1/12/2032	3,589	(4)
Integrity Marketing Acquisition, LLC	Delayed Draw	8/25/2028	2,363	-
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	5,942	-
LeadVenture Inc.	Delayed Draw	6/23/2032	3,474	(26)
LeadVenture Inc.	Revolver	6/23/2032	2,074	(16)
Maverick Bidco Inc.	Revolver	12/2/2031	2,385	(12)
Maverick Bidco Inc.	Delayed Draw	12/2/2031	2,982	(15)
Mews Systems B.V.	Delayed Draw	9/14/2029	1,286	(1)
MRI Software, LLC	Revolver	2/10/2028	1,481	(41)
MRI Software, LLC	Delayed Draw	2/10/2028	1,956	-
MS Buyer, Inc.	Delayed Draw	7/1/2031	2,539	(9)
MS Buyer, Inc.	Revolver	7/1/2031	1,479	(41)
Noynim, LLC	Delayed Draw	11/12/2029	1,402	(9)
Noynim, LLC	Revolver	11/12/2029	864	(6)
OEConnection LLC	Delayed Draw	12/23/2032	1,693	-
OEConnection LLC	Revolver	12/23/2032	2,116	-
QF Holdings, Inc.	Delayed Draw	12/15/2032	7,219	(36)
QF Holdings, Inc.	Revolver	12/15/2032	4,332	(22)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	1,825	(9)
SMR Holdings, LLC	Revolver	12/24/2029	2,750	(6)
Softeon, Inc.	Delayed Draw	11/20/2030	1,667	-
Softeon, Inc.	Revolver	11/20/2030	1,667	-
Stax Purchaser LLC	Delayed Draw	6/6/2030	4,038	(30)
Stax Purchaser LLC	Delayed Draw	6/6/2030	3,413	(26)
Stax Purchaser LLC	Revolver	6/6/2030	2,692	(20)
Zinnia Corporate Holdings, LLC	Delayed Draw	8/30/2029	3,529	(4)
Total Unfunded Commitments			$179,395	$(1,195)

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2025

(dollars in thousands, except share and per share data)

24.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of December 31, 2025
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$1,338,043	91.6%	$1,340,945	91.3%
Canada	27,547	1.9	27,470	1.9
Luxembourg	10,042	0.7	10,127	0.7
Netherlands	64,309	4.4	69,325	4.7
Switzerland	20,215	1.4	20,361	1.4
Total	$1,460,156	100.0%	$1,468,228	100.0%

25.
The Company, as a practical expedient, estimates the fair value of these investments using the net asset value of the Company’s interests in HPC GPFS Arsenal Co-Invest (Cayman) LP and Tactical Equipment III, L.P.. As such, the fair value of the Company’s investments in HPC GPFS Arsenal Co-Invest (Cayman) LP and Tactical Equipment III, L.P. have not been categorized within the fair value hierarchy.
26.
The Company’s preferred equity investment is held through a limited partnership interest in Sharp FundingCo LP, whose sole underlying investments are preferred equity and warrants in Metropolis Technologies, Inc.

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
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser or under the direction of the Board (see Note 4. Fair Value Investments), pursuant to the Company’s valuation policy.
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
20.
All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 6. Borrowings).
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

The Company is conducting a private offering (the “Private Offering”) of its shares of common stock to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. The Company is a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. Each investor in the Private Offering will purchase shares of common stock of the Company pursuant to a subscription agreement entered into with the Company. Generally, investors fully fund their purchases at one point in time on the date their subscription agreement is accepted by the Company. The Company has, from time to time, also allowed certain investors to fund their share purchases over time, when capital is called by the Company under a drawdown notice. On June 16, 2023, the Adviser purchased 1,250 shares of the Company’s common stock at $20.00 per share. On September 8, 2023, the Company began accepting subscription agreements from third-party investors acquiring shares of the Company’s common stock in the Private Offering.

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

Also on June 30, 2025, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company reclassified and redesignated (i) 50,000,000 shares of Class I Common Stock as shares of Class S Common Stock, $0.01 par value per share (the “Class S Common Stock”), and (ii) 50,000,000 shares of Class I Common Stock as shares of Class D Common Stock, $0.01 par value per share (the “Class D Common Stock”) and, together with the Class I Common Stock and the Class S Common Stock, the “Common Stock”). The Articles Supplementary became effective on June 30, 2025, immediately after the effectiveness of the Articles of Amendment. See Note 9. Net Assets, for total shares issued and outstanding for all share classes as of and for the years ended December 31, 2025 and 2024.

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

Consolidation

As provided under ASC 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries, BDC CA Lender, LLC, VCSL Funding 1 LLC (“VCSL Funding 1”) and VCSL Funding 2 LLC (“VCSL Funding 2”). All significant intercompany balances and transactions have been eliminated.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 4. Fair Value Measurements, for further information about fair value measurements.

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

Derivative instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments.

The Company designated interest rate swaps as the hedging instruments in qualifying fair value hedge accounting relationships, and as a result, the change in fair value of the hedging instruments and hedged items is recorded as interest expense and included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. The fair value of the interest rate swaps is recorded on the Consolidated Statements of Assets and Liabilities as a component of “Net unrealized appreciation on derivatives” or “Net unrealized depreciation on derivatives” by counterparty on a net basis across all derivative instruments when a master netting agreement is in place, not taking into account collateral posted which is recorded separately, if applicable. Refer to Note 3. Derivatives and Note 6. Borrowings for more information regarding the interest rate swaps.

Revenue Recognition

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of December 31, 2025, 2024 and 2023, there was one, one and zero loans, respectively, in the portfolio that earned PIK income. For the years ended December 31, 2025, 2024 and 2023, the Company earned $395, $153 and $0 of PIK interest income, respectively.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of December 31, 2025 and 2024.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2025, 2024 and 2023, the Company earned $2,059, $473 and $60, respectively, in other income, primarily from unused fees.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued, recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the years ended December 31, 2025, 2024 and 2023, the Company earned $756, $487 and $0, respectively, in dividend income.

Offering Costs

Offering costs associated with the Private Offering and in excess of the Expense Support Agreement (defined below in Note 5. Related Party Transactions) will be borne by the Company. These offering costs are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. These costs consist primarily of legal fees and other fees incurred in connection with the Private Offering. Refer to Note 5. Related Party Transactions for further details on the Expense Support Agreement.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $382, $239 and $1,800 of offering costs, and amortized $397, $2,049 and $544 of offering costs, respectively.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

As of December 31, 2025 and 2024, the Company had $5,694 and $2,867 of unamortized deferred financing costs, respectively. Amortization expense for deferred financing costs for the years ended December 31, 2025, 2024 and 2023 was $2,105, $1,299 and $114, respectively.

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

Distributions

Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board of Directors (the “Board”) and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each class of Common Stock, the net distribution for each class of Common Stock is reduced for any class-specific expenses, including distribution and shareholder servicing fees, if any.

Income Taxes

The Company has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or is deemed to distribute) at least annually to its stockholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

Earnings per Common Share

The Company computes earnings per Common Stock in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per Common Stock is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to Common Stock by the weighted average number of shares of Common Stock outstanding. Diluted earnings per Common Stock reflects the assumed conversion of all dilutive securities.

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Recent Accounting Updates

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements..

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

3.
DERIVATIVES

The Company enters into derivatives from time to time to help mitigate its interest rate risk exposure.

Interest Rate Swaps

In connection with the 2025 Notes (as defined in Note 6. Borrowings), the Company entered into interest rate swap agreements with ING Capital Markets LLC (“ING”) to more closely align the interest rate of such liability with its investment portfolio, which consists primarily of variable rate loans. The Company designated these interest rate swaps and the 2025 Notes as a qualifying fair value hedge accounting relationship. See Note 6 for more information on the 2025 Notes. The outstanding interest rate swap contracts as of December 31, 2025 were as follows:

As of December 31, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
ING	Tranche A Notes	5.85%	3M SOFR+	2.512%	10/2/2028	$62,500	$-	$(128)
ING	Tranche B Notes	6.22%	3M SOFR+	2.8155%	10/2/2030	37,500	-	(230)
ING	Tranche C Notes	5.85%	3M SOFR+	2.448%	10/2/2028	62,500	-	(23)
ING	Tranche D Notes	6.22%	3M SOFR+	2.736%	10/2/2030	37,500	-	(99)
							$-	$(480)

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the year ended December 31, 2025, the net unrealized gain (loss) related to the fair value hedge was $(299), which is included in interest expense and credit facility fees in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the year ended December 31, 2024. The table below presents the components of the net unrealized gain (loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, the hedged items, the 2025 Notes, from derivatives designated in a qualifying hedge accounting relationship for the years ended December 31, 2025.

For the Year Ended December 31,
2025
Hedging instruments (Interest rate swaps)	$(480)
Hedged items (2025 Notes)	181
Fair market value adjustments for hedge accounting recognized in interest expense	$(299)

The table below presents the carrying value of the 2025 Notes as of December 31, 2025 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase (decrease)) from the current hedging relationships included in such carrying value:

	As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustment
Tranche A Notes	$62,444	$56
Tranche B Notes	37,359	141
Tranche C Notes	62,538	(38)
Tranche D Notes	37,478	22

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

Offsetting Derivatives

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with its derivative counterparty, ING. The ISDA Master Agreement is a bilateral agreement between the Company and ING that governs over the counter (“OTC”) derivatives, including interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with ING permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of ING.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from ING, if any, is included in the Consolidated Statements of Assets and Liabilities as restricted cash. As of December 31, 2025 and 2024, there was $501 and $0, respectively, of collateral pledged for derivatives which is included in restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Assets and Liabilities, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2025.

As of December 31, 2025
Counterparty	Statement of Assets and Liabilities Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Financial Condition	Collateral (Received) / Pledged (1)	Net Amounts (2)
ING	Net unrealized depreciation on derivatives	$-	$(480)	$(480)	$501	$-

(1)
The actual collateral pledged could be more than the amount shown due to over collateralization.
(2)
Represents the net amount due from/(to) counterparties in the event of default.

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions for the Company could cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (“CFTC”) regulations. The Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

4.
FAIR VALUE MEASUREMENTS

The Company applies ASC Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value of measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the year ended December 31, 2025, there were two transfers from Level 2 to Level 3 that were a result of changes in the observability of significant inputs for these portfolio companies. For the year ended December 31, 2024, there were seven transfers from Level 3 to Level 2 that were a result of changes in the observability of significant inputs for these portfolio companies.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2025 and 2024:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$496,692	$931,151	$1,427,843
Other equity	-	-	8,487	8,487
Preferred equity	-	-	842	842
Total	$-	$496,692	$940,480	1,437,172
Investments measured at net asset value(1)				31,056
Total Investments				$1,468,228
Liabilities
Interest Rate Swaps	$-	$480	$-	$480
Total				$480

(1)
Amounts represent the Company’s investments in HPC GPFS Arsenal Co-Invest (Cayman) LP and Tactical Equipment III, L.P. The Company, as a practical expedient, estimates the fair value of these investments using the net asset value of the Company’s interests in HPC GPFS Arsenal Co-Invest (Cayman) LP and Tactical Equipment III, L.P. As such, the fair value of the Company’s investments in HPC GPFS Arsenal Co-Invest (Cayman) LP and Tactical Equipment III, L.P. have not been categorized within the fair value hierarchy.

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Year Ended December 31, 2025
	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$265,090	$5,987	$271,077
Purchases	706,507	1,778	708,285
Paydowns	(24,654)	-	(24,654)
Accretion of discount	1,833	-	1,833
PIK interest	395	-	395
Net change in unrealized appreciation	9,300	1,564	10,864
Transfers into Level 3	58,676	-	58,676
Transfers out of Level 3	(85,996)	-	(85,996)
Balance, end of period	$931,151	$9,329	$940,480
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$9,300	$1,564	$10,864

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

	Financial Assets For the Year Ended December 31, 2024
	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$57,510	$-	$57,510
Purchases	310,963	6,064	317,027
Paydowns	(10,855)	-	(10,855)
Accretion of discount	445	-	445
PIK interest	156	-	156
Net change in unrealized appreciation (depreciation)	2,010	(77)	1,933
Transfers out of Level 3	(95,139)	-	(95,139)
Balance, end of period	$265,090	$5,987	$271,077
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$2,010	$(77)	$1,933

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

If debt investments are credit impaired, the Adviser will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Adviser uses a market interest rate yield analysis to determine fair value. In addition, for certain debt investments, the Adviser bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others could be willing to pay. Ask prices represent the lowest price that the Company and others could be willing to accept. The Adviser generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2025 and 2024:

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

				Range
	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Low		High		Weighted Average
First-lien debt	$778,997	Yield Analysis	Discount Rate	8.50%		15.34%		10.25%
	152,154	Recent Transactions	Transaction Price	99.50		100.00		99.63
Preferred equity	480	Yield Analysis	Discount Rate	19.00%		19.00%		19.00%
	362	Market Approach	EBITDA Multiple	30.50x		30.50x		30.50	x
Other equity	307	Market Approach	EBITDA Multiple	30.50x		30.50x		30.50	x
	8,180	Market Approach	Revenue Multiple	6.00	x	12.00	x	7.76	x
Total Level 3 investments	$940,480

				Range
	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$187,455	Yield Analysis	Discount Rate	9.70%	15.80%	12.20%
	77,635	Recent Transactions	Transaction Price	98.00	99.00	98.48
Preferred equity	4,740	Yield Analysis	Discount Rate	17.00%	19.70%	17.26%
Other equity	20	Market Approach	EBITDA Multiple	16.8x	16.8x	16.8x
	1,227	Market Approach	Revenue Multiple	8.25x	10.25x	9.25x
Total Level 3 investments	$271,077

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

Other Financial Assets and Liabilities

ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost or the carrying value (as defined in the table below), all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s revolving credit facilities approximates their carrying value due to their interest rates based on selected short-term rates. The fair value of the Company’s fixed rate 2025 Notes (defined in Note 6. Borrowings) is estimated using a discounted cash flow methodology, whereby the instrument’s contractual principal and interest payments are discounted at a market interest available to the Company for debt with similar terms, maturities and credit risk, which are considered Level 2 observable inputs. The carrying value of the 2025 Notes includes a fair value hedge basis adjustment associated with designated interest rate swaps.

The following table presents the carrying value and fair value of the Company’s debt as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$544,819	$544,819	$227,150	$227,150

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

5.
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

The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the years ended December 31, 2025, 2024 and 2023, was $5,740, $1,767 and $94, respectively. As of December 31, 2025 and 2024, $2,098 and $632, respectively, remain payable.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred an Investment Income Incentive Fee of $6,081, $1,206 and $0, respectively. As of December 31, 2025 and 2024, $2,333 and $578, respectively, remain payable.

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

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gains Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a Capital Gains Incentive Fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gains Incentive Fee paid and Capital Gains Incentive Fee accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended December 31, 2025, 2024 and 2023, the Company accrued a Capital Gains Incentive Fee of $702, $284 and $23, respectively. As of December 31, 2025 and 2024, there was $1,009 and $307, respectively, of Capital Gains Incentive Fee payable, none of which is contractually payable under the terms of the Investment Advisory Agreement.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the years ended December 31, 2025, 2024 and 2023, $12,523, $3,257 and $117 of management and incentive fees were incurred, respectively, and $5,441 and $1,517 remain payable as of December 31, 2025 and 2024, respectively.

Administration Agreement

On June 16, 2023, the Company entered into the Administration Agreement with its Adviser. The Administration Agreement was most recently approved by the Board in May 2025. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to stockholders and the Board and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) for costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for it by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliates that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by the Company to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of the Company’s total investments for such period.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $1,479, $1,476 and $390, respectively, in administrative service fees under the Administration Agreement, of which $212, $394 and $0, respectively, were waived by the Adviser. As of December 31, 2025 and 2024, $401 and $275, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Shareholder Servicing and/or Distribution Fees

On June 24, 2025, the Company’s Board adopted a multi-class plan (the “Multi-Class Plan”) in accordance with Rule 18f-3 under the 1940 Act and a distribution and shareholder servicing plan (the “Distribution and Shareholder Servicing Plan”). The primary difference among the Common Stock classes relates to ongoing shareholder servicing and/or distribution fees. There will be no upfront transaction fees paid with respect to Class I Common Stock, Class S Common Stock or Class D Common Stock. However, if stockholders purchase Class S Common Stock or Class D Common Stock through certain financial intermediaries, brokers, advisers or other selling agents (collectively, “Selling Agents”), they may directly charge stockholders transaction or other fees, including upfront placement fees or brokerage commissions (collectively, an “Upfront Sales Load”), in such amount as they may determine, provided that Selling Agents limit such charges to a 3.5% cap on NAV for Class S Common Stock and a 1.5% cap on net asset value (“NAV”) for Class D Common Stock. Selling Agents may not charge an Upfront Sales Load on Class I Common Stock. The Selling Agents will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D Common Stock, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I Common Stock. The shareholder servicing and/or distribution fees will be payable to the Company, but the Company anticipates that all of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating Selling Agents. The shareholder servicing and/or distribution fees are ongoing fees that are paid out of our assets attributable to those classes on an ongoing basis related to Class S Common Stock or Class D Common Stock.

Distribution and Servicing Plan

On June 24, 2025, the Board approved the Distribution and Shareholder Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company pays the intermediary manager with respect to the Common Stock on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fees as a % of NAV
Class I Common Stock	0.00%
Class S Common Stock	0.85%
Class D Common Stock	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to the Financial Industry Regulatory Authority and other limitations on underwriting compensation.

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

For the year ended December 31, 2025, the Company accrued distribution and shareholder servicing fees of $248, which was attributable to Class S Common Stock. There were no Class D Common Stock shares outstanding during the year ended December 31, 2025.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser pursuant to which the Adviser may elect to pay a portion of the Company’s expenses from time to time, which the Company will be obligated to reimburse to the Adviser at a later date if certain conditions are met as described below.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company has not made any Reimbursement Payments to the Adviser. For the year ended December 31, 2025, the Adviser elected to pay $600 of the Company’s operating expenses that are subject to the Expense Support Agreement. The Adviser did not pay for any operating expenses subject to the Expense Support Agreement for the year ended December 31, 2024. As of December 31, 2025 and 2024, $3,600 and $3,000, respectively, of the Company’s expenses are subject to the Expense Support Agreement and $1,331 and $332, respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.

Board of Directors

The Board currently consists of five members, three of whom are independent directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $308, $278 and $196, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, $0 and $71, respectively, was unpaid and included in accrued expense and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Commitments

Total capital commitments as of December 31, 2025 and 2024, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the year ended December 31, 2025, VHG Capital, L.P. had purchased 480,133.444 shares of Common Stock for a total purchase price of $9,462. During the year ended December 31, 2024, VHG Capital, L.P. had purchased 800,452.104 shares of Common Stock for a total purchase price of $15,762.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

6.
BORROWINGS

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, asset coverage was 273.8% and 217.0%, respectively.

SMBC Credit Facility

On November 14, 2023, the Company entered into a senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation (“SMBC”) (as amended, the “SMBC Credit Facility”). Effective October 4, 2024, the Company decreased the maximum borrowing capacity under the SMBC Credit Facility from $200,000 to $100,000. On November 14, 2025, the Company repaid and terminated the SMBC Credit Facility. Following termination, the Company has no remaining obligations, commitments, covenants, or guarantees under the SMBC Credit Facility.

Borrowings under the SMBC Credit Facility were base rate loans, eurocurrency loans or risk-free-rate (“RFR”) loans (i.e., loans bearing interest based on Secured Overnight Financing Rate (“SOFR”) or Sterling Overnight Interbank Average Rate (“SONIA”)). For any base rate loan, the applicable margin was 1.60% plus the highest of (a) the federal funds rate plus 50 basis points (0.50%); (b) the prime rate; or (c) except during any period during which the applicable SOFR rate is unavailable, the applicable SOFR rate in effect on such day plus 105 basis points (1.05%). Eurocurrency rate loans, daily simple SOFR loans, daily simple SONIA loans and term SOFR loans will accrue interest at a rate equal to one-month Euro Interbank Offered Rate (“EURIBOR”), SOFR, or SONIA or one-month term SOFR, respectively, plus, in each case, 2.60%. The Company paid to SMBC an unused commitment fee, payable quarterly, equal to 0.35% per annum of the average unused portion of available borrowings under the SMBC Credit Facility.

The Company’s obligations under the SMBC Credit Facility were secured by (i) its ability to call capital from its investors, (ii) the capital commitments and capital contributions of such investors and (iii) the bank accounts to which such capital contributions are funded into by the Company’s investors. The Company made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Credit Facility were subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants during the life of the facility.

DB Credit Facility

On June 26, 2024 (the “Effective Date”), the Company entered into a loan financing and servicing agreement, (as amended, the “DB Credit Facility”) by and among VCSL Funding 1, a direct wholly owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time. On December 10, 2024, the Company amended the DB Credit Facility to allow for the Company to increase the maximum commitment from $200,000 up to $350,000. Effective December 29, 2024 the Company increased the maximum commitment to $275,000.

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

On July 18, 2025, the Company amended the DB Credit Facility to increase the maximum commitment under the DB Credit Facility from $350,000 to $450,000 and to allow for the Company to further increase the maximum commitment to $500,000, subject to satisfaction of customary conditions precedent. The $500,000 commitment increase expired on January 18, 2026.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. VCSL Funding 1 was in compliance with all covenants and other requirements as of December 31, 2025 and 2024.

ING Credit Facility

On September 5, 2025, the Company entered into a senior secured revolving credit agreement (the “ING Credit Facility”) by and among the Company, as Borrower, ING Capital LLC, as Administrative Agent, Sole Bookrunner and Arranger, and the other lenders and issuing banks from time to time party thereto.

The ING Credit Facility provides for a revolving credit facility in an initial amount of up to $150,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Credit Facility may be increased to $500,000 if the Company exercises the uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The commitment under the ING Credit Facility will terminate on September 5, 2029 and the facility will mature on September 5, 2030.

Interest under the ING Credit Facility is payable, at the Company’s election, at either Daily Simple RFR, Term SOFR (or other term benchmark rate) or the Alternate Base Rate (defined as the greater of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5%, (iii) Term SOFR for a period of one month plus the applicable credit adjustment spread plus 1.0% and (iv) 1.0% plus an applicable margin equal to (I) (a) during any period in which the Company fails to maintain a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.25% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.25% per annum; or (b) during any period in which the Company maintains a credit rating of at least BBB-/Baa3 (or equivalent) from at least one of S&P, Moody’s or Fitch, (i) with respect to any ABR Loan, 1.00% per annum; and (ii) with respect to any Term Benchmark Loan or RFR Loan, 2.00% per annum plus (II) an applicable credit adjustment spread of (a) with respect to any Term Benchmark Loan denominated in USD, 0.10%, (b) with respect to any RFR Loan denominated in GBP, 0.0326% and (c) with respect to Term Benchmark Loans denominated in CAD, 0.29547% for loans with an interest period of one month and 0.32138% for loans with an interest period of three months). The Company will also pay a fee of 0.375% on daily undrawn amounts under the ING Credit Facility.

The borrowings of the Company, including under the ING Credit Facility, are subject to the leverage restrictions contained in the 1940 Act. The Company was in compliance with all covenants and other requirements under the ING Credit Facility as of December 31, 2025.

2025 Notes

On October 2, 2025, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $200,000 in aggregate principal amount of its: (i) 5.85% Series 2025 Senior Notes, Tranche A, due October 2, 2028, in the aggregate principal amount of $62,500 (the “Tranche A Notes”), (ii) 6.22% Series 2025 Senior Notes, Tranche B, due October 2, 2030, in the aggregate principal amount of $37,500 (the “Tranche B Notes”), (iii) 5.85% Series 2025 Senior Notes, Tranche C, due October 2, 2028, in the aggregate principal amount of $62,500 (the “Tranche C Notes”) and (iv) 6.22% Series 2025 Senior Notes, Tranche D, due October 2, 2030, in the aggregate principal amount of $37,500 (the “Tranche D Notes” and, together with the Tranche A Notes, the Tranche B Notes and the Tranche C Notes, the “2025 Notes”) to institutional investors in a private placement. Interest on the Notes will be due semiannually. The interest rates applicable to the 2025 Notes are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the 2025 Notes) in the event that, subject to certain exceptions, the 2025 Notes cease to have an investment grade rating and the Company’s secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the 2025 Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur. The 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

The closing of the Tranche A Notes and Tranche B Notes occurred on October 2, 2025. The closing of the Tranche C Notes and the Tranche D Notes occurred on December 1, 2025.

On November 4, 2025, the Company entered into forward-starting interest rate swaps related to the Tranche A Notes and Tranche B Notes. The forward-starting interest rate swaps have an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche A Notes, the Company receives a fixed interest rate of 5.85% per annum and pays a floating interest rate of SOFR + 2.51% per annum on the $62,500 of the Tranche A Notes. Under the forward-starting interest rate swap agreement related to the Tranche B Notes, the Company receives a fixed interest rate of 6.22% per annum and pays a floating interest rate of SOFR + 2.82% per annum on the $37,500 of the Tranche B Notes. The Company designated each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On December 8, 2025, the Company entered into forward-starting interest rate swaps related to the Tranche C Notes and the Tranche D Notes. The forward-starting interest rate swaps have an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche C Notes, the Company receives a fixed interest rate of 5.85% per annum and pays a floating interest rate of SOFR + 2.45% per annum on the $62,500 of the Tranche C Notes. Under the forward-starting interest rate swap agreement related to the Tranche D Notes, the Company receives a fixed interest rate of 6.22% per annum and pays a floating interest rate of SOFR + 2.74% per annum on the $37,500 of the Tranche D Notes. The Company designated each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a business development company, maintaining a minimum amount of stockholders’ equity and a minimum asset coverage ratio. The Company was in compliance with all terms and conditions as of December 31, 2025.

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

As of December 31, 2025 and 2024, the Company had no short-term borrowings.

The Company’s debt obligations consisted of the following as of December 31, 2025 and 2024:

	As of December 31, 2025
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2024
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SMBC Credit Facility	$100,000	$60,250	$39,750	$39,750
DB Credit Facility	275,000	166,900	108,100	75,543

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	For the Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$27,714	$10,283	$223
Facility unused commitment fee	1,376	782	84
Amortization of deferred financing costs	2,105	1,299	114
Total interest expense and credit facility fees	$31,195	$12,364	$421
Cash paid for interest expense and credit facility fees	$28,372	$9,803	$200
Weighted average contractual interest rate (1)	7.15%	7.63%	8.37%
Average principal debt outstanding	$387,702	$134,698	$2,666

(1)
Weighted average contractual interest rate for the years ended December 31, 2025, 2024 and 2023 is calculated as interest expense (excludes unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of December 31, 2025 and 2024, the components of interest and credit facility fees payable were as follows:

	As of
	December 31, 2025	December 31, 2024
Interest expense payable	$4,116	$1,376
Unused commitment fee payable	190	107
Total interest expense and credit facility fees payable	$4,306	$1,483

7. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025 or December 31, 2024, for any such exposure.

A summary of significant contractual payment obligations was as follows as of December 31, 2025:

	Payments Due by Period As of December 31, 2025
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$-	$-	$-	$-	$-
DB Credit Facility	345,000	-	-	345,000	-
2025 Notes	200,000	-	125,000	75,000	-

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2025 and 2024:

	Par Value as of
	December 31, 2025	December 31, 2024
Delayed draw loan commitments	$100,480	$68,679
Revolving loan commitments	69,996	26,594
Other equity commitments	8,919	-
Total unfunded commitments	$179,395	$95,273

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

8.
FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025
	Class I	Class S (7)
Per Share Data:
Net asset value per share, beginning of period	$19.80	$19.68
Net investment income (loss) (1)	1.80	0.72
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	0.08	0.09
Net increase (decrease) in net assets resulting from operations	1.88	0.81
Stockholder distributions from net investment income (3)	(1.93)	(0.74)
Net asset value per share, end of period	$19.75	$19.75
Number of shares outstanding, end of period	42,785,889.544	5,139,570.361
Total return based on net asset value (4)	10.01%	4.22%
Net assets, end of period	$845,177	$101,526
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	8.41%	8.93%
Expenses before incentive fees, after waivers and reimbursements of expenses	8.30%	8.73%
Expenses after incentive fees, before waivers and reimbursements of expenses	9.69%	10.43%
Expenses after incentive fees and waivers and reimbursements of expenses	9.58%	10.23%
Net investment income (loss)	8.05%	7.62%
Interest expense and credit facility fees	5.98%	5.92%
Ratio/Supplemental Data:
Asset coverage, end of period (6)	273.76%	273.76%
Portfolio turnover	9.52%	9.52%
Total committed capital, end of period	$1,077,943	$100,871
Ratio of total contributed capital to total committed capital, end of period	78.56%	100.00%
Weighted-average shares outstanding	21,883,609.229	3,467,484.836

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
(4)
Total return is based on the change in net asset value per Common Stock during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. The total return has not been annualized.
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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

	For the Year Ended December 31,2024	For the Year Ended December 31,2023
	Class I	Class I
Per Share Data:
Net asset value per share, beginning of period	$19.60	$20.00
Net investment income (loss) (1)	1.15	(4.48)
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	0.07	0.49
Net increase (decrease) in net assets resulting from operations	1.22	(3.99)
Stockholder distributions from net investment income (3)	(1.02)	-
Effect of offering price of subscriptions(5)	-	3.59
Net asset value per share, end of period	$19.80	$19.60
Number of shares outstanding, end of period	13,426,673.156	3,809,576.503
Total return based on net asset value (4)	6.52%	(2.00)%
Net assets, end of period	$265,824	$74,667
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	13.34%	25.88%
Expenses before incentive fees, after waivers and reimbursements of expenses	12.49%	16.50%
Expenses after incentive fees, before waivers and reimbursements of expenses	14.27%	26.03%
Expenses after incentive fees and waivers and reimbursements of expenses	13.42%	16.66%
Net investment income (loss)	5.13%	(11.41)%
Interest expense and credit facility fees	7.68%	2.83%
Ratio/Supplemental Data:
Asset coverage, end of period	217.03%	196.67%
Portfolio turnover	11.72%	0.28%
Total committed capital, end of period	$528,140	$466,637
Ratio of total contributed capital to total committed capital, end of period	50.23%	16.33%
Weighted-average shares outstanding	7,177,867.803	379,535.000

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
(4)
Total return is based on the change in net asset value per Common Stock during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. The total return has not been annualized.
(5)
These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each quarter of the reporting period.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

9.
NET ASSETS

The Company has the authority to issue 400,000,000 shares of Class I Common Stock, 50,000,000 shares of Class S Common Stock and 50,000,000 shares of Class D Common Stock.

As of December 31, 2025 and 2024, the Company had $231,126 and $277,876, respectively, of uncalled capital commitments from Stockholders, $0 and $15,000, respectively, of which is contingent on the Company receiving additional capital commitments ensuring that at all times, the aggregate commitments of an individual investor do not exceed 24.99% of the Company’s aggregate commitments, and $16,615 and $26,077, respectively, of which is from entities affiliated with or related to the Adviser.

Total shares issued and outstanding for all share classes as of December 31, 2025 and 2024 were 47,925,459.905 and 13,426,673.156, respectively. The following table summarizes activity in the number of shares issued and proceeds received during year ended December 31, 2025:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59
4/1/2025	563,117.660	11,031	19.59
5/1/2025	670,297.282	13,078	19.51
6/2/2025	626,578.412	12,306	19.64
6/30/2025	7,439,160.776	146,254	19.66
8/1/2025	580,705.912	11,427	19.68
9/2/2025	507,158.544	9,960	19.64
10/1/2025	779,215.788	15,312	19.65
11/3/2025	3,215,927.301	63,004	19.59
12/1/2025	2,099,144.199	41,031	19.55
12/31/2025	10,004,903.613	197,633	19.75

	Class S
Date	Shares Issued	Proceeds Received	Issuance Price per Share
8/1/2025	3,138,621.254	$61,760	$19.68
11/3/2025	19,702.653	386	19.59
12/1/2025	1,974,771.021	38,600	19.55
12/31/2025	6,327.954	125	19.75

The following table summarizes activity in the number of shares issued and proceeds received during the year ended December 31, 2024:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
3/26/2024	2,040,816.328	$40,000	$19.60
4/1/2024	253,146.256	4,962	19.60
5/10/2024	34,351.145	675	19.65
6/3/2024	15,997.968	315	19.69
6/27/2024	2,033,553.635	40,000	19.67
7/3/2024	72,817.895	1,432	19.67
8/2/2024	7,880.020	155	19.67
9/4/2024	63,233.044	1,240	19.61
9/27/2024	1,272,264.632	25,000	19.65
11/6/2024	729,378.819	14,325	19.64
12/2/2024	49,112.126	968	19.71
12/26/2024	3,031,834.260	60,000	19.79

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

The following table summarizes the Company’s distributions declared during the year ended December 31, 2025:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2025	1/31/2025	2/6/2025	$0.16000
2/28/2025	2/28/2025	3/6/2025	0.16000
3/28/2025	3/28/2025	4/7/2025	0.15500
4/30/2025	4/30/2025	5/8/2025	0.16000
5/28/2025	5/29/2025	6/6/2025	0.16000
6/26/2025	6/27/2025	7/7/2025	0.16250
7/31/2025	7/31/2025	8/8/2025	0.16250
8/29/2025	8/29/2025	9/11/2025	0.16250
9/30/2025	9/30/2025	10/7/2025	0.16250
10/31/2025	10/31/2025	11/7/2025	0.16250
11/28/2025	11/28/2025	12/8/2025	0.16000
12/22/2025	12/29/2025	1/13/2026	0.16000

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
8/29/2025	8/29/2025	9/11/2025	$0.14829
9/30/2025	9/30/2025	10/7/2025	0.14878
10/31/2025	10/31/2025	11/7/2025	0.14831
11/28/2025	11/28/2025	12/8/2025	0.14631
12/22/2025	12/29/2025	1/13/2026	0.14589

The following table summarizes the Company’s distributions declared during the year ended December 31, 2024:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
5/1/2024	5/2/2024	5/6/2024	$0.02000
5/30/2024	5/31/2024	6/5/2024	0.15000
6/24/2024	6/25/2024	7/8/2024	0.09000
7/30/2024	7/31/2024	8/5/2024	0.09000
8/29/2024	8/30/2024	9/6/2024	0.10000
9/25/2024	9/26/2024	10/8/2024	0.12000
11/4/2024	11/4/2024	11/11/2024	0.14000
11/29/2024	11/29/2024	12/5/2024	0.15000
12/23/2024	12/24/2024	1/8/2025	0.16000

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the year ended December 31, 2025:

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/23/2024	12/24/2024	1/8/2025	6,383.522	$126	$19.79
1/30/2025	1/31/2025	2/6/2025	6,937.876	137	19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70
3/28/2025	3/28/2025	4/7/2025	10,809.051	212	19.58
4/30/2025	4/30/2025	5/8/2025	13,377.082	262	19.59
5/28/2025	5/29/2025	6/6/2025	18,117.545	353	19.51
6/26/2025	6/27/2025	7/7/2025	20,737.899	407	19.64
7/31/2025	7/31/2025	8/8/2025	35,701.050	702	19.66
8/29/2025	8/29/2025	9/11/2025	40,425.771	794	19.66
9/30/2025	9/30/2025	10/7/2025	42,682.989	839	19.65
10/31/2025	10/31/2025	11/7/2025	46,936.268	920	19.59
11/28/2025	11/28/2025	12/8/2025	50,277.902	983	19.55

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
11/28/2025	11/28/2025	12/8/2025	147.479	$3	$19.55

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the year ended December 31, 2024:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
5/1/2024	5/2/2024	5/6/2024	39.206	$1	$19.65
5/30/2024	5/31/2024	6/5/2024	607.744	12	19.69
6/24/2024	6/25/2024	7/8/2024	441.025	9	19.67
7/30/2024	7/31/2024	8/5/2024	964.146	19	19.67
8/29/2024	8/30/2024	9/6/2024	1,119.812	22	19.61
9/25/2024	9/26/2024	10/8/2024	1,720.994	34	19.65
11/4/2024	11/4/2024	11/11/2024	2,112.545	41	19.64
11/29/2024	11/29/2024	12/5/2024	5,705.053	112	19.71

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Stock outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter.

The following table presents share repurchases completed under the share repurchase program during the year ended December 31, 2025. There were no share repurchases in 2024.

Repurchase Deadline Request	Total Number of Class I Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
April 21, 2025	19,735.281	0.12%	$19.59	March 31, 2025	$383
July 23, 2025	552.620	0.00%	19.66	June 30, 2025	11
October 22, 2025	11,408.454	0.04%	19.65	September 30, 2025	224

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amount repurchased is net of any early redemption fees.
10.
EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	Class I
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$44,219	$10,533	$(1,515)
Weighted average shares outstanding	21,883,609.229	7,177,867.803	379,534.995
Basic and diluted earnings (loss) per share	$2.02	$1.47	$(3.99)

	Class S
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For The Year Ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$3,260	$-	$-
Weighted average shares outstanding	3,467,484.836	-	-
Basic and diluted earnings (loss) per share	$0.94	$-	$-

11. TAX

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders which will generally relieve the Company from U.S. federal income tax.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which could differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.

The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Increase in Distributable Earnings (Loss)	$397	$1,072	$1,682
Decrease in Paid in Capital in Excess of Par	(397)	(1,072)	(1,682)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except share and per share data, unless otherwise indicated)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$47,479	$10,533	$(1,515)
Net change in unrealized appreciation (depreciation) on investments	(5,616)	(2,275)	(184)
Other timing differences and non-deductible expenses	1,766	872	278
Total taxable/distributable income	$43,629	$9,130	$(1,421)

The tax basis components of accumulated earnings (deficit) and reconciliation to accumulated earnings (deficit) on a book basis for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Undistributable ordinary income - tax basis	$-	$422	$-
Undistributable capital gains - tax basis	469	-	-
Other temporary book/tax differences	(2,473)	187	(17)
Net unrealized appreciation/(depreciation) on investments	8,072	2,455	184
Total accumulated earnings (deficit) - book basis	$6,068	$3,064	$167

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. There were no capital losses for the years ended December 31, 2025 and 2024, which will be deemed to arise on the first day of the tax year ended December 31, 2026 and December 31, 2025 respectively.

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2025 and 2024 were as follows:

	As of
	December 31, 2025	December 31, 2024
Gross unrealized appreciation	$16,360	$3,938
Gross unrealized depreciation	(8,150)	(996)
Net unrealized appreciation (depreciation) earnings	$8,210	$2,942
Tax cost basis of investments	$1,460,018	$503,632

For the years ended December 31, 2025 and 2024, the tax character of the $44,872 and $8,708, respectively, in distributions declared and paid was 100.0% and 100.0%, respectively, from ordinary income.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

12. SEGMENT REPORTING

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

13. SUBSEQUENT EVENTS

As of January 2, 2026, the Company sold 1,143,056.311 shares of its Common Stock with the final number of shares determined on January 23, 2026. The sale of shares were pursuant to $22,580 of subscription agreements entered into by the Company and its investors.

On January 18, 2026, the $100,000 temporary commitment increase under the DB Credit Facility, which was previously scheduled to expire on January 18, 2026, was extended for an additional three months and will now expire on April 18, 2026.

On January 29, 2026, the Company redeemed 777,849.792 shares of Class I Common Stock for total proceeds of $15,365 subject to a tender offer filed with the SEC on December 23, 2025.

On January 30, 2026, the Company entered into an amendment to the ING Credit Facility. The amendment, among other things, increased the total amount available to be borrowed under the ING Credit Facility from $150,000 to $200,000.

On January 30, 2026, the Company declared a distribution for its Common Stock of $0.1600 per share, payable on February 10, 2026 to stockholders of record as of January 30, 2026.

As of February 2, 2026, the Company sold shares of its Common Stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $6,446 of subscription agreements entered into by the Company and its investors.

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

(b)
Management’s Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Part IV

(a)
Consolidated Financial Statements

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Vista Credit Strategic Lending Corp.

(b)
Consolidated Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(c)
Exhibits

ITEM 15. Exhibits and Financial Statement Schedules

No.	Description
3.1

Articles of Amendment and Restatement of Vista Credit Strategic Lending Corp.(as amended on June 30, 2025) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)

3.2	Articles Supplementary of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)

3.3	Amended and Restated Bylaws of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on June 15, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 10 Second Amendment filed on October 25, 2023)

4.2	Description of Registration Securities (Incorporated by reference to Item 11 to the Registrant’s Report on Form 10-12G/A filed on July 28, 2023)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.5	Custody Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.6	License Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.7	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on June 15, 2023)

10.8

Revolving Credit Agreement, dated as of November 14, 2023, by and between Vista Credit Strategic Lending Corp. as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger, letter of credit issuer and a lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2023)

10.10

Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of December 10, 2024 by and among VCSL Funding 1 LLC direct wholly-owned subsidiary of the Company, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2024)

10.11

Sale and Contribution Agreement, dated as of June 26, 2024, between the Company, as seller, and VCSL Funding 1 LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K on July 1, 2024)

10.12

Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of April 7, 2025, by and among VCSL Funding 1 LLC, as borrower, Vista Credit Strategic Lending Corp., as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2025)

10.13

Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of July 18, 2025, by and among VCSL Funding 1 LLC, as borrower, Vista Credit Strategic Lending Corp., as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, and as collateral custodian, and each of the lenders, other agents and securitization subsidiaries that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 24, 2025)

10.14	Multiple Class Plan, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 6, 2025)

10.15	Distribution and Shareholder Servicing Plan, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2025)

10.16

Senior Secured Revolving Credit Agreement, dated as of September 5, 2025, among Vista Credit Strategic Lending Corp. as Borrower, the Lenders Party hereto, and ING Capital, LLC as Administrative Agent, Arranger, and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 10, 2025)

10.17

Master Note Purchase Agreement, dated October 2, 2025, by and among Vista Credit Strategic Lending Corp. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 6, 2025)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Form 10 filed on June 15, 2023)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on March 14, 2025)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2026	By:	/s/ Greg Galligan
Greg Galligan

Chief Executive Officer and President

Date: March 11, 2026	By:	/s/ Ross Teune
Ross Teune

Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2026	By:	/s/ Greg Galligan
Greg Galligan (Principal Executive Officer)

Director and Chief Executive Officer and President

Date: March 11, 2026	By:	/s/ Ross Teune
Ross Teune (Principal Accounting Officer)

Chief Financial Officer and Treasurer

Date: March 11, 2026	By:	/s/ David Flannery
David Flannery

Director

Date: March 11, 2026	By:	/s/ Sheila Finnerty
Sheila Finnerty

Director

Date: March 11, 2026	By:	/s/ Olivia Kirtley
Olivia Kirtley

Director

Date: March 11, 2026	By:	/s/ Stephen Riddick
Stephen Riddick

Director