Form 10-Q
period 2026-03-31
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2026-05-08
CIK 1919369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 42,405,333.221, 5,290,455.270, and 0 shares of Class I, Class S, and Class D common stock, $0.01 par value per share, outstanding, respectively.

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
•
the impact of the Russian invasion of Ukraine, the conflicts in the Middle East and general uncertainty surrounding international financial and political stability on our portfolio companies and the global economy;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments, at fair value
Investments – non-controlled/non-affiliated	$1,568,908	$1,438,228
Investments – non-controlled/affiliated	29,069	30,000
Total investments, at fair value (amortized cost of $1,614,726 and $1,460,156, respectively)	1,597,977	1,468,228
Cash and cash equivalents	33,637	19,482
Restricted cash and cash equivalents	14,945	30,160
Receivable for interest, other income, and investments sold	11,415	6,695
Subscription receivable	-	800
Deferred offering costs	488	478
Prepaid expenses and other assets	8,615	5,864
Expense support reimbursement (Note 5)	3,600	3,600
Total assets	$1,670,677	$1,535,307
Liabilities
Debt (Note 6)	$629,676	$544,819
Payable for investments purchased	40,117	19,775
Interest and credit facility fees payable (Note 6)	10,949	4,306
Net unrealized depreciation on derivatives	2,479	480
Management and incentive fees payable (Note 5)	6,318	5,441
Due to Adviser (Note 5)	5,565	4,931
Distribution payable	7,905	5,994
Accrued expenses and other liabilities	1,708	1,936
Administrative service fees payable (Note 5)	425	401
Common stock proceeds received in advance	3,138	521
Total liabilities	708,280	588,604

Commitments and contingencies (Note 7)

Net Assets (Note 9)
Common Stock, $0.01 par value (49,882,709.870 and 47,925,459.905 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	499	479
Paid-in-capital in excess of par value	978,325	940,156
Total distributable earnings	(16,427)	6,068
Total net assets	962,397	946,703
Total liabilities and net assets	$1,670,677	$1,535,307

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited) - (continued)

(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Net Asset Value Per Share
Class I Common Stock:
Net assets	$857,881	$845,177
Common Stock outstanding ($0.01 par value, 400,000,000.000 shares authorized as of March 31, 2026 and December 31, 2025)	44,465,636.708	42,785,889.544
Net asset value per share	$19.29	$19.75
Class S Common Stock:
Net assets	$104,516	$101,526
Common Stock outstanding ($0.01 par value, 50,000,000.000 shares authorized as of March 31, 2026 and December 31, 2025)	5,417,073.162	5,139,570.361
Net asset value per share	$19.29	$19.75

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments
Interest income	$38,617	$13,483
Dividend income	21	191
Other income	3,194	288
Total investment income from non-controlled/non-affiliated investments	41,832	13,962
From non-controlled/affiliated investments
Dividend income	983	-
Total investment income from non-controlled/affiliated investments	983	-
Total investment income	42,815	13,962
Expenses:
Interest expense and credit facility fees (Note 6)	10,966	5,305
Management fees (Note 5)	2,989	854
Incentive fees (Note 5)	2,319	547
Distribution and shareholder servicing fees
Class S	215	-
Professional fees	439	456
Other general and administrative expenses	713	522
Administrative service fees (Note 5)	560	319
Offering costs	174	21
Directors fees	77	66
Insurance costs	56	56
Total expenses before expense support and waivers	18,508	8,146
Expense support and waivers (Note 5)	-	(109)
Net expenses after expense support and waivers	18,508	8,037
Net investment income	24,307	5,925
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	1,317	(136)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(24,821)	(1,962)
Net realized and unrealized gain (loss) on investments	(23,504)	(2,098)
Net increase (decrease) in net assets resulting from operations (Note 10)	$803	$3,827

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	47,925,459.905	$479	$940,156	$6,068	$946,703
Net investment income	-	-	-	24,307	24,307
Net realized and unrealized gain (loss) on investments	-	-	-	(23,504)	(23,504)
Net increase (decrease) in net assets resulting from operations	-	-	-	803	803
Shareholder distributions declared from net investment income
Class I	-	-	-	(20,963)	(20,963)
Class S	-	-	-	(2,335)	(2,335)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(23,298)	(23,298)
Capital share transactions:
Class I:
Issuance of common stock	2,485,642.405	25	48,651	-	48,676
Reinvestment of shareholder distributions, net	228,925.696	2	4,478	-	4,480
Redemptions	(777,849.792)	(7)	(15,358)	-	(15,365)
Transfer to Class S	(256,971.145)	(3)	(5,046)		(5,049)
Class S:
Issuance of common stock	20,070.756	-	389	-	389
Reinvestment of shareholder distributions, net	460.900	-	9	-	9
Transfer from Class I	256,971.145	3	5,046		5,049
Net increase (decrease) in net assets resulting from capital share transactions	1,957,249.965	20	38,169	-	38,189
Total increase (decrease) for the three months ended	1,957,249.965	20	38,169	(22,495)	15,694
Balance at March 31, 2026	49,882,709.870	$499	$978,325	$(16,427)	$962,397
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
Net investment income	-	-	-	5,925	5,925
Net realized and unrealized gain (loss) on investments	-	-	-	(2,098)	(2,098)
Net increase (decrease) in net assets resulting from operations	-	-	-	3,827	3,827
Shareholder distributions declared from net investment income
Class I	-	-	-	(6,663)	(6,663)
Net increase (decrease) in net assets from shareholder distributions	-	-	-	(6,663)	(6,663)
Capital share transactions:
Class I:
Issuance of common stock	2,604,259.886	26	51,060	-	51,086
Reinvestment of shareholder distributions, net	21,377.813	-	422	-	422
Net increase (decrease) in net assets resulting from capital share transactions	2,625,637.699	26	51,482	-	51,508
Total increase (decrease) for the three months ended	2,625,637.699	26	51,482	(2,836)	48,672
Balance at March 31, 2025	16,052,310.855	$160	$314,108	$228	$314,496

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$803	$3,827
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	174	21
Amortization of deferred financing costs	838	397
Net accretion of discount on investments	(3,573)	(356)
Net change in unrealized (appreciation) depreciation on investments	24,821	1,962
Net change in unrealized (appreciation) depreciation on derivative instruments	1,999	-
Net realized gain on investments	(1,317)	136
Cost of investments purchased	(283,673)	(126,314)
Proceeds from repayments of investments	157,111	25,128
Payment-in-kind interest capitalized	(2,777)	(51)
Change in operating assets and liabilities:
Expense support reimbursement	-	-
Deferred offering costs	(184)	(167)
Prepaid expenses and other assets	102	57
Receivable for interest, other income, and investments sold	(4,720)	(4,383)
Due to Adviser	634	746
Management and incentive fees payable	877	190
Administrative service fee payable	24	210
Interest and credit facility fees payable	6,643	333
Accrued expenses and other liabilities	(229)	(522)
Net cash used in operating activities	(102,447)	(98,786)
Cash flows from financing activities
Proceeds from issuance of common stock	49,860	51,086
Repurchase of common stock	(15,358)	-
Shareholder distributions paid	(16,898)	(5,653)
Borrowings on debt	581,857	106,000
Repayments on debt	(497,000)	(38,000)
Debt issuance costs paid	(3,691)	-
Common stock proceeds received in advance	2,617	6,930
Net cash provided by financing activities	101,387	120,363
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,060)	21,577
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	49,642	33,335
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$48,582	$54,912
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$4,323	$4,972
Reinvestment of shareholder distributions	4,489	422
Shareholder distributions declared	23,298	6,663
Change in distribution payable	1,911	588

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$33,637	$19,482
Restricted cash and cash equivalents	14,945	30,160
Total cash and cash equivalents and restricted cash and cash equivalents	$48,582	$49,642

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – Non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (21) (23)	SOFR + 3.25%	6.95%	7/6/2029	$9,850	$9,866	$7,056	0.7%
LeadVenture Inc.	(4) (9) (21) (22) (23) (24)	SOFR + 5.00%	8.70%	6/23/2032	29,316	28,857	29,002	3.0
OEConnection LLC	(4) (9) (21) (22) (23) (24)	SOFR + 4.50%	8.17%	12/23/2032	22,615	22,414	22,714	2.4
						61,137	58,772	6.1
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (21) (22) (23) (24)	SOFR + 6.00%	9.67%	3/19/2031	17,578	17,352	17,480	1.8
CData Software, Inc.	(4) (9) (21) (22) (23) (24)	SOFR + 6.25%	9.95%	7/18/2030	23,163	22,818	23,017	2.4
Databricks, Inc.	(4) (9) (14) (21) (22) (23) (24)	SOFR + 4.50%	8.17%	1/5/2032	20,000	19,916	20,000	2.1
Inmar, Inc.	(7) (21)	SOFR + 4.50%	8.18%	10/30/2031	27,160	27,127	26,159	2.7
						87,213	86,656	9.0
Diversified Business Services
MS Buyer Inc.	(4) (9) (21) (22) (23) (24)	SOFR + 5.25%	8.95%	7/1/2031	22,414	22,218	22,271	2.3
Denali Intermediate Holdings, Inc.	(9) (21) (22) (23) (24)	SOFR + 5.50%	9.18%	8/26/2032	84,622	83,791	83,784	8.7
						106,009	106,055	11.0
Diversified Financial Institutions & Services
Rapyd Netherlands B.V.	(4) (5) (13) (19) (21) (22) (23)	SOFR + 9.00% (9.00% PIK)	12.64%	9/13/2030	48,468	44,132	47,426	4.9
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (21)	SOFR + 5.50%	9.17%	5/23/2031	10,127	10,045	10,127	1.1
Stax Purchaser LLC	(4) (10) (21) (22) (23) (24)	SOFR + 7.00%	10.66%	6/6/2030	61,051	60,282	60,355	6.3
Tuple US Bidco LLC	(7) (14)	SOFR + 3.75%	N/A	1/18/2033	3,500	3,483	3,404	0.4
						117,942	121,312	12.7
Diversified Software
ASG III, LLC	(4) (10) (21) (22) (23) (24)	SOFR + 6.50%	10.17%	10/31/2029	4,463	4,373	4,448	0.5
ASG III, LLC	(4) (10) (21) (22) (23) (24)	SOFR + 6.25%	9.92%	10/31/2029	1,593	1,548	1,558	0.2
ASG III, LLC	(4) (10) (21) (22) (23) (24)	SOFR + 7.00%	10.67%	10/31/2029	332	323	325	0.0
Rocket Software, Inc.	(8) (21) (22)	SOFR + 3.75%	7.42%	11/28/2028	24,752	24,515	23,798	2.5
Stryder Corp.	(4) (7)	N/A	17.98%	4/3/2026	9,375	9,375	9,840	1.0
Stryder Corp.	(4) (10)	SOFR + 5.50%	9.17%	2/2/2031	22,952	21,194	21,141	2.2
						61,328	61,110	6.4
Education
McKissock Investment Holdings	(6) (9) (21)	SOFR + 5.00%	8.67%	3/12/2029	19,494	19,462	17,037	1.8
Government & Public Service
Aptean, Inc.	(9) (21) (22) (23) (24)	SOFR + 4.75%	8.43%	1/30/2031	45,513	45,295	45,176	4.7
Government, Risk & Compliance
Diligent Corporation	(4) (9) (21) (22) (23) (24)	SOFR + 5.00%	8.67%	8/2/2030	15,326	15,214	15,226	1.6
Maverick Bidco Inc.	(4) (9) (21) (22) (23) (24)	SOFR + 4.75%	8.42%	12/2/2031	59,633	59,329	59,308	6.2
						74,543	74,534	7.8
Healthcare IT & Technology
A Place For Mom, Inc.	(4) (10) (14) (21) (22) (23)	SOFR + 5.50%	9.17%	2/10/2028	39,761	38,940	39,284	4.1
Arcadia Solutions, Inc.	(4) (10) (21) (22) (23) (24)	SOFR + 5.50%	9.20%	8/12/2032	75,000	74,248	74,081	7.7
Athenahealth Group, Inc.	(8) (21)	SOFR + 2.75%	6.42%	2/15/2029	5,420	5,406	5,329	0.6
Gainwell Acquisition Corp.	(9) (14) (21) (23)	SOFR + 4.00%	N/A	10/1/2027	6,830	6,530	6,645	0.7
QF Holdings, Inc.	(4) (8) (22) (24)	SOFR + 4.50%	8.20%	12/15/2032	33,449	33,248	33,224	3.5
Zelis Payments Buyer Inc	(7) (21) (22)	SOFR + 3.25%	6.92%	11/26/2031	11,790	11,256	11,438	1.2
						169,628	170,001	17.8

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

March 31, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (21) (22) (23) (24)	SOFR + 9.00%	12.68%	9/16/2029	$19,013	$18,011	$19,003	2.0%
Infrastructure Software & DevOps
Passport Labs, Inc.	(4) (13) (21) (23)	SOFR + 5.25%	8.92%	4/24/2030	28,599	28,477	29,257	3.0
Perforce Software, Inc.	(8) (21) (22) (23)	SOFR + 4.75%	8.42%	3/21/2031	41,603	37,133	28,435	3.0
Stateline Power, LLC	(4) (7) (22)	SOFR + 4.31%	7.98%	3/31/2027	9,786	9,786	9,786	1.0
						75,396	67,478	7.0
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (21) (22) (23) (24)	SOFR + 5.00%	8.67%	8/25/2028	46,319	46,304	46,182	4.8
Zinnia Corporate Holdings, LLC	(4) (13) (21) (22) (23) (24)	SOFR + 6.50%	10.21%	8/30/2029	26,471	26,078	26,246	2.7
						72,382	72,428	7.5
IT Security
Digicert, Inc.	(4) (9) (22) (23) (24)	SOFR + 5.75%	9.42%	7/30/2030	52,565	51,823	52,565	5.5
IT Services & IT Systems Management (Ex-Security)
Boxer Parent Company Inc.	(7) (14) (21) (22)	SOFR + 3.00%	N/A	7/30/2031	19,957	18,829	18,558	1.9
Flash Charm, Inc.	(9) (21)	SOFR + 3.50%	7.16%	3/2/2028	16,111	15,380	12,845	1.3
Intelishift Technologies, LLC	(4) (10) (14)	SOFR + 7.50% (5.50% PIK)	N/A	12/31/2027	18,000	17,820	17,820	1.9
Jawbreaker Parent Inc	(4) (8) (21) (22) (23)	SOFR + 4.75%	8.45%	1/30/2033	26,828	26,362	26,328	2.7
Redwood Services Group, LLC	(4) (6) (9) (21) (22) (23) (24)	SOFR + 5.00%	8.70%	6/15/2029	34,628	34,226	34,328	3.6
SMR Holdings, LLC	(4) (10) (21) (22) (23) (24)	SOFR + 5.50%	9.20%	12/24/2029	72,121	71,200	72,009	7.5
Solarwinds Holdings, Inc.	(7) (21) (22)	SOFR + 4.00%	7.67%	4/16/2032	27,363	26,905	23,327	2.4
						210,722	205,215	21.3
Life Sciences, Biotechnology, and Pharmaceuticals
Galaxy Buyer Inc	(4) (10) (21) (22)	SOFR + 4.75%	8.40%	1/12/2033	33,388	32,909	32,769	3.4
Media, Entertainment & Publishing
Bending Spoons US Inc.	(10) (22)	SOFR + 5.88%	9.54%	3/7/2031	16,425	15,808	15,060	1.6
MH Sub I, LLC	(8) (21)	SOFR + 4.25%	7.92%	12/31/2031	17,660	17,476	13,868	1.4
						33,284	28,928	3.0
Real Estate
InhabitIq, Inc.	(4) (9) (21) (22) (23) (24)	SOFR + 4.50%	8.17%	1/12/2032	20,516	20,400	20,427	2.1
MRI Software, LLC	(10) (21) (22) (23) (24)	SOFR + 4.75%	8.45%	2/10/2028	26,887	26,803	26,714	2.8
						47,203	47,141	4.9
Retail - Consumer Staples
G3 Frax Acquisition LLC	(4) (10) (21) (22)	SOFR + 6.00%	9.67%	1/30/2032	52,500	51,494	51,472	5.3
Telecom Services & IT Hardware
Angel Lux Bidco SA RL	(4) (5) (6) (7) (17) (21) (22) (23)	SOFR + 5.25%	8.92%	12/19/2032	67,666	66,993	66,916	7.0
Ark Data Centers, LLC	(4) (9) (21) (22) (23) (24)	SOFR + 4.75%	8.45%	11/27/2030	27,250	26,723	26,800	2.8
						93,716	93,716	9.8
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (12) (20) (21) (22) (23) (24)	SOFR + 7.25%	10.92%	8/12/2030	27,603	26,481	26,561	2.8
Metropolis Technologies, Inc.	(7) (21) (22) (23)	SOFR + 5.25%	8.98%	10/20/2032	74,813	74,064	74,111	7.7
						100,545	100,672	10.5
Utilities & Utility Equipment and Services
Edition Holdings, Inc.	(9) (21) (22) (23) (24)	SOFR + 4.50%	8.17%	12/20/2032	32,546	32,405	32,434	3.4
Total First-Lien Debt						1,562,447	1,544,474	160.9

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

March 31, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)(24)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Preferred Equity
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (22) (23)	N/A	12.00%	N/A	11,082	$355	$360	0.0%
Metropolis Technologies, Inc.	(4) (22) (23) (26)	N/A	17.50%	5/16/2034	480,000	457	480	0.1
Total Preferred Equity						812	840	0.1
Other Equity
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (5) (15) (19) (22) (23)			9/13/2030	120,812	4,383	4,712	0.5
HPC Preferred Opportunities, L.P.	(22) (24) (26)			1/30/2036	10,065	10,065	10,063	1.0
						14,448	14,775	1.5
Diversified Software
Stryder Corp.	(4) (15) (22)			2/2/2036	34,849	1,579	1,579	0.2
Life Sciences, Biotechnology, and Pharmaceuticals
Galaxy Topco I, L.P.	(4) (15) (22) (26)			N/A	1,252	1,252	1,252	0.1
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19) (22) (23)			9/16/2029	19,200	1,312	1,997	0.2
Financials
HPC GPFS Arsenal Co-Invest (Cayman) LP	(22) (24) (26)			5/14/2036	2,403	2,403	2,381	0.2
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (15) (20) (22) (23)			8/11/2030	178,935	1,384	1,306	0.1
Metropolis Technologies, Inc.	(4) (15) (22) (23) (27)			5/16/2034	280	20	304	0.0
						1,404	1,610	0.1
Total Other Equity						22,398	23,594	2.3
Total Investments - Non-controlled/non-affiliated						1,585,657	1,568,908	163.3

Investments – Non-controlled/affiliated
Other Equity
Architecture, Construction & Engineering
Tactical Equipment III, L.P.	(22) (26)			3/17/2033	30,000	29,069	29,069	3.0
Total Other Equity						29,069	29,069	3.0
Total Investments - Non-controlled/affiliated						29,069	29,069	3.0

Total Investments						1,614,726	1,597,977	166.3
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						48,582	48,582	5.0
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$1,663,308	$1,646,559	171.3%

1.
Unless otherwise indicated, all investments held by the Company (the “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars and headquartered in the United States. All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for all debt investment and preferred equity. Unit amount is presented for Other Equity, with the exception of HPC GPFS Arsenal Co-Invest (Cayman) LP, HPC Preferred Opportunities, L.P. and Tactical Equipment III, L.P., which presents investment cost.
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. Variable rate loans typically include an interest reference rate floor feature.
3.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser and under the direction of the Board of Directors (the “Board”) (see Note 4. Fair Value Measurements), pursuant to the Company’s valuation policy.

5.
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, nonqualifying assets represented 9.4% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of March 31, 2026 was 0.50%.
9.
The interest rate floor on these investments as of March 31, 2026 was 0.75%.
10.
The interest rate floor on these investments as of March 31, 2026 was 1.00%.
11.
The interest rate floor on these investments as of March 31, 2026 was 1.25%.
12.
The interest rate floor on these investments as of March 31, 2026 was 1.50%.
13.
The interest rate floor on these investments as of March 31, 2026 was 2.00%.
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
23.
All or a portion of these investments are being secured as collateral in relation to the Securitization Debt (as defined in Note 6. Borrowings).
24.
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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

March 31, 2026

(dollars in thousands, except share and per share data)

Investments – Non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Angel Lux Bidco SA RL	Delayed Draw	12/19/2032	$7,334	$(73)
Aptean, Inc.	Delayed Draw	1/30/2031	4,844	(24)
Aptean, Inc.	Revolver	1/30/2031	2,290	(69)
Arcadia Solutions, Inc.	Revolver	8/12/2032	12,500	(131)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	9,625	(116)
Ark Data Centers, LLC	Revolver	11/27/2030	625	(8)
ASG III, LLC	Delayed Draw	10/31/2029	3,749	(28)
ASG III, LLC	Revolver	10/31/2029	1,325	(3)
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	(10)
BusBud Inc.	Delayed Draw	8/12/2030	9,737	(248)
BusBud Inc.	Delayed Draw	8/12/2030	3,555	(91)
Cdata Software, Inc.	Delayed Draw	7/18/2030	2,041	(10)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,735	(9)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(12)
Databricks, Inc.	Delayed Draw	1/5/2032	4,500	-
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	8,483	(76)
Digicert, Inc.	Revolver	7/10/2030	3,702	-
Diligent Corporation	Delayed Draw	8/2/2030	3,400	(17)
Diligent Corporation	Revolver	8/2/2030	1,293	(6)
Edition Holdings, Inc.	Revolver	12/20/2032	2,825	(64)
Edition Holdings, Inc.	Delayed Draw	12/20/2032	6,795	(8)
G3 Frax Acquisition LLC	Revolver	1/30/2032	6,250	(109)
Galaxy Buyer Inc	Revolver	1/12/2032	5,217	(52)
Galaxy Buyer Inc	Delayed Draw	1/12/2033	20,868	(209)
Galaxy Buyer Inc	Delayed Draw	1/12/2033	2,504	(25)
HPC GPFS Arsenal Co-Invest (Cayman) LP	Other Equity	5/14/2036	7,597	(22)
HPC Preferred Opportunities, L.P.	Other Equity	1/30/2036	54,935	-
InhabitIQ, Inc.	Delayed Draw	1/12/2032	5,742	(17)
InhabitIQ, Inc.	Revolver	1/12/2032	3,589	(11)
Integrity Marketing Acquisition, LLC	Delayed Draw	8/25/2028	2,363	(6)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	5,942	(15)
Jawbreaker Parent Inc	Delayed Draw	1/30/2033	12,828	(128)
Jawbreaker Parent Inc	Delayed Draw	1/30/2033	5,172	(52)
Jawbreaker Parent Inc	Revolver	1/30/2033	5,172	(52)
LeadVenture Inc.	Delayed Draw	6/23/2032	3,064	(28)
LeadVenture Inc.	Revolver	6/23/2032	2,475	(22)
Maverick Bidco Inc.	Revolver	12/2/2031	2,385	(12)
Maverick Bidco Inc.	Delayed Draw	12/2/2031	2,982	(15)
Mews Systems B.V.	Delayed Draw	9/14/2029	701	-
MRI Software, LLC	Revolver	2/10/2028	1,389	(45)
MRI Software, LLC	Delayed Draw	2/10/2028	1,363	(10)
MS Buyer, Inc.	Revolver	7/1/2031	1,347	(8)
OEConnection LLC	Delayed Draw	12/23/2032	1,693	6
OEConnection LLC	Revolver	12/23/2032	2,116	8
QF Holdings, Inc.	Delayed Draw	12/15/2032	7,219	(36)
QF Holdings, Inc.	Revolver	12/15/2032	4,332	(22)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	1,825	(9)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	23,554	(118)
SMR Holdings, LLC	Revolver	12/24/2029	2,750	(4)
Stax Purchaser LLC	Delayed Draw	6/6/2030	4,038	(40)
Stax Purchaser LLC	Delayed Draw	6/6/2030	1,804	(18)
Stax Purchaser LLC	Revolver	6/6/2030	2,692	(27)
Zinnia Corporate Holdings, LLC	Delayed Draw	8/30/2029	3,529	(26)
Total Unfunded Commitments			$304,197	$(2,127)

25.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of March 31, 2026
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$1,441,985	89.3%	$1,419,929	88.9%
Canada	27,865	1.7	27,867	1.7
Luxembourg	10,045	0.6	10,127	0.6
Netherlands	67,838	4.2	73,138	4.6
Switzerland	66,993	4.2	66,916	4.2
Total	$1,614,726	100.0%	$1,597,977	100.0%

26.
The Company, as a practical expedient, estimates the fair value of these investments using the net asset value of the Company’s interests in HPC GPFS Arsenal Co-Invest (Cayman) LP, HPC Preferred Opportunities, L.P. and Tactical Equipment III, L.P.. As such, the fair value of the Company’s investments in HPC GPFS Arsenal Co-Invest (Cayman) LP, HPC Preferred Opportunities, L.P. and Tactical Equipment III, L.P. have not been categorized within the fair value hierarchy.
27.
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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

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
4.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser and under the direction of the Board of Directors (the “Board”) (see Note 4. Fair Value Measurements), pursuant to the Company’s valuation policy.
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

The Company invests in “middle-market companies,” which the Company defines to generally mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $250 million annually and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled business sectors. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by investing in a portfolio of investments that primarily consists of senior or subordinated debt, preferred stock or other interests senior to common equity as well as equity securities (or rights to acquire equity securities) acquired in connection with debt financing transactions in management buyouts, recapitalizations and other opportunities.

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

Also on June 30, 2025, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company reclassified and redesignated (i) 50,000,000 shares of Class I Common Stock as shares of Class S Common Stock, $0.01 par value per share (the “Class S Common Stock”), and (ii) 50,000,000 shares of Class I Common Stock as shares of Class D Common Stock, $0.01 par value per share (the “Class D Common Stock” and, together with the Class I Common Stock and the Class S Common Stock, the “Common Stock”). The Articles Supplementary became effective on June 30, 2025, immediately after the effectiveness of the Articles of Amendment. See Note 9. Net Assets, for total shares issued and outstanding for all share classes as of and for the three months ended March 31, 2026 and 2025.

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

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.

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

Consolidation

As provided under ASC 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, BDC CA Lender, LLC, VCSL Funding 1 LLC (“VCSL Funding 1”), VCSL Funding 2 LLC, VCP RRL ABS V, LLC and VCP RRL ABS V Investor, LLC (“ABS V Investor”). All significant intercompany balances and transactions have been eliminated.

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

Derivative instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments.

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

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of both March 31, 2026 and December 31, 2025, there were three and one loans, respectively, in the portfolio that earned PIK income. For the three months ended March 31, 2026 and 2025, the Company earned $1,513 and $51 of PIK interest income, respectively. For the three months ended March 31, 2026 and 2025, the Company capitalized $2,777 and $51 of PIK interest income, respectively.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of March 31, 2026 or December 31, 2025.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2026 and 2025, the Company earned $3,194 and $288, respectively, in other income, primarily from prepayment fees and unused fees.

Dividend income on equity securities in limited liability companies, partnerships, and other private entities, is recorded as dividend on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued, recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2026 and 2025, the Company earned $1,004 and $191, respectively, in dividend income.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

For the three months ended March 31, 2026, the Company incurred $184 of offering costs, and amortized $174 of offering costs. For the three months ended March 31, 2025, the Company incurred $242 of offering costs, and amortized $21 of offering costs.

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

As of March 31, 2026 and December 31, 2025, the Company had $8,572 and $5,694 of unamortized deferred financing costs, respectively. Amortization expense for deferred financing costs for the three months ended March 31, 2026 and 2025 was $838 and $397, respectively.

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

Earnings per Share of Common Stock

The Company computes earnings per share of Common Stock in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share of Common Stock is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share of Common Stock reflects the assumed conversion of all dilutive securities.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales or transfers of assets.

Recent Accounting Updates

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

3.
DERIVATIVES

The Company enters into derivatives from time to time to help mitigate its interest rate risk exposure.

Interest Rate Swaps

In connection with the 2025 Notes (as defined in Note 6. Borrowings), the Class A-2 Notes and the Class B-2 Notes issued in the ABS V Securitization (as defined in Note 6. Borrowings), the Company entered into interest rate swap agreements with ING Capital Markets LLC (“ING”) to more closely align the interest rate of these liabilities with the Company's investment portfolio, which consists primarily of variable rate loans. The Company designated these interest rate swaps and the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes as a qualifying fair value hedge accounting relationship. See Note 6. Borrowings for more information on the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes. The outstanding interest rate swap contracts as of March 31, 2026 and December 31, 2025 were as follows:

As of March 31, 2026
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
ING	Tranche A Notes	5.85%	3M SOFR+	2.512%	10/2/2028	$62,500	$-	$(521)
ING	Tranche B Notes	6.22%	3M SOFR+	2.8155%	10/2/2030	37,500	-	(461)
ING	Tranche C Notes	5.85%	3M SOFR+	2.448%	10/2/2028	62,500	-	(424)
ING	Tranche D Notes	6.22%	3M SOFR+	2.736%	10/2/2030	37,500	-	(336)
ING	Class A-2 Notes	5.49%	3M SOFR+	1.974%	1/20/2029	179,350	-	(658)
ING	Class B-2 Notes	7.24%	3M SOFR+	3.692%	1/20/2029	21,541	-	(79)
						$400,891	$-	$(2,479)

As of December 31, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
ING	Tranche A Notes	5.85%	3M SOFR+	2.512%	10/2/2028	$62,500	$-	$(128)
ING	Tranche B Notes	6.22%	3M SOFR+	2.8155%	10/2/2030	37,500	-	(230)
ING	Tranche C Notes	5.85%	3M SOFR+	2.448%	10/2/2028	62,500	-	(23)
ING	Tranche D Notes	6.22%	3M SOFR+	2.736%	10/2/2030	37,500	-	(99)
						$200,000	$-	$(480)

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the three months ended March 31, 2026, the net unrealized gain related to the fair value hedge was $34, which is included in interest expense and credit facility fees in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the three months ended March 31, 2025. The table below presents the components of the net unrealized gain (loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, the hedged items, the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026 and 2025.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	For the Three Months Ended March 31,
	2026	2025
Hedging instruments (Interest rate swaps)	$(1,999)	$-
Hedged items (2025 Notes, Class A-2 Notes and Class B-2 Notes)	2,033	-
Fair market value adjustments for hedge accounting recognized in interest expense	$34	$-

The table below presents the carrying value of the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes as of March 31, 2026 and December 31, 2025 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase (decrease)) from the current hedging relationships included in such carrying value:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
Tranche A Notes	$62,042	$458	$62,444	$56
Tranche B Notes	37,117	383	37,359	141
Tranche C Notes	62,129	371	62,538	(38)
Tranche D Notes	37,231	269	37,478	22
Class A-2 Notes	178,695	655	-	-
Class B-2 Notes	21,463	78	-	-
	$398,677	$2,214	$199,819	$181

Offsetting Derivatives

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with its derivative counterparty, ING. The ISDA Master Agreement is a bilateral agreement between the Company and ING that governs over the counter derivatives, including interest rate swaps, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with ING permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of ING.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from ING, if any, is included in the Consolidated Statements of Assets and Liabilities as restricted cash. As of March 31, 2026 and December 31, 2025, there was $4,101 and $501, respectively, of collateral pledged for derivatives which is included in restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Assets and Liabilities, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2026 and December 31, 2025.

As of March 31, 2026
Counterparty	Statement of Assets and Liabilities Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received) / Pledged (1)	Net Amounts (2)
ING	Net unrealized depreciation on derivatives	$-	$(2,479)	$(2,479)	$4,101	$-

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

As of December 31, 2025
Counterparty	Statement of Assets and Liabilities Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received) / Pledged (1)	Net Amounts (2)
ING	Net unrealized depreciation on derivatives	$-	$(480)	$(480)	$501	$-

(1)
The actual collateral pledged could be more than the amount shown due to over collateralization.
(2)
Represents the net amount due from/(to) counterparties in the event of default.

Exclusion of the Adviser from Commodity Pool Operator Definition

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2026, there were two transfers from Level 2 to Level 3 and one transfer from Level 3 to Level 2 that was a result of changes in the observability of significant inputs for these portfolio companies. For the three months ended March 31, 2025, there were no transfers from Level 3 to Level 2 that were a result of changes in the observability of significant inputs for these portfolio companies.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following tables summarize the Company’s investments and certain liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$414,106	$1,130,368	$1,544,474
Other equity	-	-	11,150	11,150
Preferred equity	-	-	840	840
Total	$-	$414,106	$1,142,358	1,556,464
Investments measured at net asset value(1)				41,513
Total Investments				$1,597,977
Liabilities
Interest Rate Swaps	$-	$2,479	$-	$2,479
Total				$2,479

(1)
Amounts represent the Company’s investments in HPC GPFS Arsenal Co-Invest (Cayman) LP, HPC Preferred Opportunities, L.P. and Tactical Equipment III, L.P. The Company, as a practical expedient, estimates the fair value of these investments using the net asset value of the Company’s interests in HPC GPFS Arsenal Co-Invest (Cayman) LP, HPC Preferred Opportunities, L.P. and Tactical Equipment III, L.P. As such, the fair value of the Company’s investments in HPC GPFS Arsenal Co-Invest (Cayman) LP, HPC Preferred Opportunities, L.P. and Tactical Equipment III, L.P. have not been categorized within the fair value hierarchy.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended March 31, 2026
	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$931,151	$9,329	$940,480
Purchases	241,946	2,856	244,802
Paydowns	(79,025)	-	(79,025)
Accretion of discount	518	-	518
PIK interest	2,777	-	2,777
Net change in unrealized appreciation (depreciation)	(2,347)	(195)	(2,542)
Transfers into Level 3	90,496	-	90,496
Transfers out of Level 3	(55,148)	-	(55,148)
Balance, end of period	$1,130,368	$11,990	$1,142,358
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$(1,937)	$(195)	$(2,132)

	Financial Assets For the Three Months Ended March 31, 2025
	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$265,090	$5,987	$271,077
Purchases	58,455	2,939	61,394
Paydowns	(208)	-	(208)
Accretion of discount	260	-	260
PIK interest	51	-	51
Net change in unrealized appreciation	1,218	441	1,659
Transfers out of Level 3	-	-	-
Balance, end of period	$324,866	$9,367	$334,233
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$1,218	$441	$1,659

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

The Board has appointed the Adviser as its valuation designee, in accordance with Rule 2a-5 under the 1940 Act. The fair value is determined by the Adviser’s valuation committee, subject to oversight by the Board, consistent with a documented valuation policy and consistently applied valuation process. In connection with that determination, investment valuations will be prepared using ranges of valuations obtained from independent valuation firms, and/or proprietary models depending on the materiality of the investments, the availability of information on the Company’s investments and the type of investment being valued, all in accordance with the Company’s valuation policy.

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2026:

				Range
	Fair Value as of March 31, 2026	Valuation Techniques	Significant Unobservable Inputs	Low		High		Weighted Average
First-lien debt	$935,061	Yield Analysis	Discount Rate	8.17%		18.43%		9.93%
	195,307	Recent Transactions	Transaction Price	98.25		99.50		98.80
Preferred equity	480	Yield Analysis	Discount Rate	19.00%		19.00%		19.00%
	360	Market Approach	EBITDA Multiple	30.25x		30.25x		30.25	x
Other equity	304	Market Approach	EBITDA Multiple	30.25x		30.25x		30.25	x
	9,594	Market Approach	Revenue Multiple	5.50	x	11.75	x	7.15	x
	1,252	Recent Transactions	Transaction Price	100.00		100.00		100.00
Total Level 3 investments	$1,142,358

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2025:

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

				Range
	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
First-lien debt	$778,997	Yield Analysis	Discount Rate	8.50%	15.34%	10.25%
	152,154	Recent Transactions	Transaction Price	99.50	100.00	99.63
Preferred equity	480	Yield Analysis	Discount Rate	19.00%	19.00%	19.00%
	362	Market Approach	EBITDA Multiple	30.50x	30.50x	30.50x
Other equity	307	Market Approach	EBITDA Multiple	30.50x	30.50x	30.50x
	8,180	Market Approach	Revenue Multiple	6.00x	12.00x	7.76x
Total Level 3 investments	$940,480

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

Other Financial Assets and Liabilities

ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost or the carrying value (as defined in the table below), all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s revolving credit facilities approximates their carrying value due to their interest rates based on selected short-term rates. The fair value of the 2025 Notes and Securitization Debt (each as defined in Note 6. Borrowings) is estimated using a discounted cash flow methodology, whereby the instrument’s contractual principal and interest payments are discounted at a market interest available to the Company for debt with similar terms, maturities and credit risk, which are considered Level 2 observable inputs. The carrying value of the 2025 Notes and Securitization Debt includes a fair value hedge basis adjustment associated with designated interest rate swaps.

The following table presents the carrying value and fair value of the Company’s debt as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$629,676	$629,676	$544,819	$544,819

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

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three months ended March 31, 2026 and 2025 was $2,989 and $854, respectively. As of March 31, 2026 and December 31, 2025, $2,989 and $2,098, respectively, remain payable.

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

For the three months ended March 31, 2026 and 2025, the Company incurred an Investment Income Incentive Fee of $3,329 and $809, respectively. As of March 31, 2026 and December 31, 2025, $3,329 and $2,333, respectively, remain payable.

(ii)
Capital Gains Incentive Fee

The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable in arrears at the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from initial drawdown through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis less the aggregate amount of any previously paid Capital Gains Incentive Fee.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

sell the relevant investments and realize a capital gain. If the Capital Gains Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a Capital Gains Incentive Fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gains Incentive Fee paid and Capital Gains Incentive Fee accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2026 and 2025, the Company had reversals in the Capital Gains Incentive Fee of $(1,009) and $(262), respectively. As of March 31, 2026 and December 31, 2025, there was a $0 and $1,009, respectively, of Capital Gains Incentive Fee payable, none of which is contractually payable under the terms of the Investment Advisory Agreement.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three months ended March 31, 2026 and 2025, $5,308 and $1,401 of management and incentive fees were incurred, respectively, and $6,318 and $5,441 remain payable as of March 31, 2026 and December 31, 2025, respectively.

Administration Agreement

On June 16, 2023, the Company entered into the Administration Agreement with its Adviser. The Administration Agreement was most recently approved by the Board in May 2026. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to stockholders and the Board and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) for costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for it by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliates that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $560 and $319, respectively, in administrative service fees under the Administration Agreement, of which $0 and $109, respectively, were waived by the Adviser. As of March 31, 2026 and December 31, 2025, $425 and $401, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Shareholder Servicing and/or Distribution Fees

On June 24, 2025, the Board adopted a multi-class plan in accordance with Rule 18f-3 under the 1940 Act and a distribution and shareholder servicing plan (the “Distribution and Shareholder Servicing Plan”). The primary difference among the Common Stock classes relates to ongoing shareholder servicing and/or distribution fees. There will be no upfront transaction fees paid with respect to Class I Common Stock, Class S Common Stock or Class D Common Stock. However, if shareholders purchase Class S Common Stock or Class D Common Stock through certain financial intermediaries, brokers, advisers or other selling agents (collectively, “Selling Agents”), they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions (collectively, an “Upfront Sales Load”), in such amount as they may determine, provided that Selling Agents limit such charges to a 3.5% cap on net asset value (“NAV”) for Class S Common Stock and a 1.5% cap on NAV for Class D Common Stock. Selling Agents may not charge an Upfront Sales Load on Class I Common Stock. The Selling Agents will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D Common Stock, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I Common Stock. The shareholder servicing and/or distribution fees will be payable to the Company, but the Company anticipates that all of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating Selling Agents. The shareholder servicing and/or distribution fees are ongoing fees that are paid out of our assets attributable to those classes on an ongoing basis related to Class S Common Stock or Class D Common Stock.

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

For the three months ended March 31, 2026 and 2025, the Company accrued distribution and shareholder servicing fees of $215 and $0, respectively, which were attributable to Class S Common Stock. There were no shares of Class D Common Stock outstanding during the three months ended March 31, 2026.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company has not made any Reimbursement Payments to the Adviser. For the three months ended March 31, 2026 and 2025, the Adviser did not pay for any operating expenses subject to the Expense Support Agreement. As of each of March 31, 2026 and December 31, 2025, $3,600 of the Company’s expenses are subject to the Expense Support Agreement and $1,965 and $1,331, respectively, of the Company’s expenses that are not subject to the Expense Support Agreement are presented as Due to Adviser on the Company’s Consolidated Statements of Assets and Liabilities.

Board of Directors

The Board currently consists of five members, three of whom are independent directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three months ended March 31, 2026 and 2025, the Company incurred $77 and $66, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $0 was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Commitments

Total capital commitments as of March 31, 2026 and December 31, 2025, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three months ended March 31, 2026 and 2025, VHG Capital, L.P. purchased 0.000 and 138,423.924 shares of common stock, respectively, for a total purchase price of $0 and $2,712, respectively.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

6.
BORROWINGS

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, asset coverage was 252.8% and 273.8%, respectively.

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

On April 7, 2025, the Company amended the DB Credit Facility to allow for the Company to increase the maximum commitment from $275,000 up to $350,000. Additionally, the DB Credit Facility was amended to provide that borrowings under the DB Credit Facility will bear interest at a floating rate equal to the base rate plus (i) 2.15% per annum (reduced from 2.40% per annum) during the Revolving Period (as defined below), and (ii) 2.30% per annum (reduced from 2.90% per annum) following expiration of the Revolving Period (as defined below) for the remaining term of the DB Credit Facility. Effective May 28, 2025 the Company increased the maximum commitment to $325,000 and effective June 24, 2025, the Company further increased the maximum commitments to $350,000.

On July 18, 2025, the Company amended the DB Credit Facility to increase the maximum commitment under the DB Credit Facility from $350,000 to $450,000.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. VCSL Funding 1 was in compliance with all covenants and other requirements as of March 31, 2026 and December 31, 2025.

ING Credit Facility

On September 5, 2025, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Facility”) by and among the Company, as Borrower, ING Capital LLC, as Administrative Agent, Sole Bookrunner and Arranger, and the other lenders and issuing banks from time to time party thereto.

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

The ING Credit Facility is subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The Revolving Period under the ING Credit Facility will terminate on September 5, 2029 and the facility will mature on September 5, 2030.

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

The Company was in compliance with all covenants and other requirements under the ING Credit Facility as of March 31, 2026 and December 31, 2025.

2025 Notes

On October 2, 2025, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $200,000 in aggregate principal amount of its: (i) 5.85% Series 2025 Senior Notes, Tranche A, due October 2, 2028, in the aggregate principal amount of $62,500 (the “Tranche A Notes”), (ii) 6.22% Series 2025 Senior Notes, Tranche B, due October 2, 2030, in the aggregate principal amount of $37,500 (the “Tranche B Notes”), (iii) 5.85% Series 2025 Senior Notes, Tranche C, due October 2, 2028, in the aggregate principal amount of $62,500 (the “Tranche C Notes”) and (iv) 6.22% Series 2025 Senior Notes, Tranche D, due October 2, 2030, in the aggregate principal amount of $37,500 (the “Tranche D Notes” and, together with the Tranche A Notes, the Tranche B Notes and the Tranche C Notes, the “2025 Notes”) to institutional investors in a private placement. Interest on the Notes is due semiannually. The interest rates applicable to the 2025 Notes are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the 2025 Notes) in the event that, subject to certain exceptions, the 2025 Notes cease to have an investment grade rating and the Company’s secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the 2025 Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur. The 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a business development company, maintaining a minimum amount of stockholders’ equity and a minimum asset coverage ratio. The Company was in compliance with all terms and conditions of the Note Purchase Agreement and the 2025 Notes as of March 31, 2026 and December 31, 2025.

ABS V Securitization

On February 26, 2026 (the “Closing Date”), the Company completed a $517,188 asset backed securitization (“ABS V Securitization”). The debt issued in the ABS V Securitization was issued by VCP RRL ABS V (the “Issuer”), a wholly owned subsidiary of ABS V Investor (itself fully owned by the Company), pursuant to the Indenture, dated as of the Closing Date (the “Indenture”), by and between the Issuer and State Street Bank and Trust Company, as Trustee, and the Class A-L Credit Agreement, dated as of the Closing Date, by and among the Issuer, as borrower, EverBank N.A., as lender, and State Street Bank and Trust Company, as Trustee and as Loan Agent.

The debt issued by VCP RRL ABS V consists of (i) the Class A-L Floating Rate Loans, Class A-1 Floating Rate Term Notes, Class A-VF Variable Funding Notes, Class A-2 Fixed Rate Term Notes, Class B-1 Floating Rate Term Notes, Class B-2 Fixed Rate Term Notes (collectively, the “Securitization Debt”), Class C Floating Rate Term Notes, and the subordinated notes (the “Subordinated Notes” and, together with the Securitization Debt, the “Debt”). The Company indirectly retained the Class C and Subordinated Notes which are eliminated in consolidation. The terms of the Debt are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A-L Loans	80,000	A(sf)	SOFR + 2.15%
Class A-1 Notes	7,000	A(sf)	SOFR + 2.15%
Class A-VF Notes	75,000	A(sf)	(1)
Class A-2 Notes	179,350	A(sf)	5.49%
Class B-1 Notes	25,000	BBB(sf)	SOFR + 3.90%
Class B-2 Notes	21,541	BBB(sf)	7.24%
Class C Notes	36,203	BB(sf)	SOFR + 7.00%
Subordinated Notes	93,094	N/A	N/A
(1)
The coupon for the Class A-VF Notes will be a per annum rate equal to (a) with respect to a conduit investor, to the extent funded through asset-backed commercial paper, the CP Rate or (b) in any other case, the benchmark, in each case, plus 2.15%. The benchmark with respect to the Class A-VF Notes is determined as set forth in the Class A-VF Purchase Agreement (as defined below).

The Class A-VF Notes were sold by the Issuer pursuant to the Class A-VF Purchase Agreement, dated as of the Closing Date (the “Class A-VF Purchase Agreement”), by and among the Issuer, as issuer, MUFG Bank, Ltd., as committed note purchaser, funding agent and administrative agent, Gotham Funding Corporation and Victory Receivables Corporation, as conduit investors, and the Company, as collateral manager. The Class A-1 Notes, the Class A-2 Notes, the Class B-1 Notes and the Class B-2 Notes (collectively, the “Offered Notes”) were sold by the Issuer pursuant to the ABS V Note Purchase Agreement, dated as of the Closing Date, by and among the Issuer, and Deutsche Bank Securities Inc. and MUFG Securities Americas Inc., as initial purchasers of the Offered Notes.

The reinvestment period, during which the Issuer may acquire additional collateral obligations, ends on January 20, 2028. Subject to certain conditions as specified in the Indenture, the reinvestment period end date may be extended to January 20, 2029. Following the end of the reinvestment period, principal collections will be applied to repay the Securitization Debt in accordance with the priority of payments set forth in the Indenture. The Securitization Debt matures on January 20, 2038; however, it may be redeemed or repaid on any business day after August 26, 2027. The Securitization Debt is backed by a diversified portfolio of senior secured loans and is subject to the Company’s overall asset coverage requirement.

On March 13, 2026, the Company entered into forward-starting interest rate swaps related to the Class A-2 Notes and Class B-2 Notes. The forward-starting interest rate swaps have an effective date of March 17, 2026. Under the forward-starting interest rate swap agreement related to the Class A-2 Notes, the Company receives a fixed interest rate of 5.49% per annum and pays a floating interest rate of SOFR + 1.974% per annum on the $179,350 of the Class A-2 Notes. Under

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

the forward-starting interest rate swap agreement related to the Class B-2 Notes, the Company receives a fixed interest rate of 7.24% per annum and pays a floating interest rate of SOFR + 3.692% per annum on the $21,541 of the Class B-2 Notes. The Company designated each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The Indenture contains customary terms and conditions for asset-backed securitization transactions, including, without limitation, affirmative and negative covenants of the Issuer, such as maintenance of the Issuer’s existence, protection of assets, restrictions on the Issuer’s business activities and reporting obligations. The Issuer and the Company, in its capacity as Collateral Manager, were in compliance with all applicable terms and conditions of the Indenture as of March 31, 2026.

Other Short-Term Borrowings

Borrowings with original maturities of less than one year are classified as short-term. The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860, Transfers and Servicing, and remain as an investment on the Consolidated Statements of Assets and Liabilities. The Company includes other short-term borrowings in the balance of outstanding indebtedness in the calculation of the Company’s asset coverage requirement under the 1940 Act.

As of March 31, 2026 and December 31, 2025, the Company had no short-term borrowings.

The Company’s debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$200,000	$-	$200,000	$200,000
DB Credit Facility	450,000	119,000	331,000	331,000
Securitization Debt	387,891	312,891	75,000	75,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2025
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three months ended March 31, 2026 and 2025, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$9,504	$4,623
Facility unused commitment fee	624	285
Amortization of deferred financing costs	838	397
Total interest expense and credit facility fees	$10,966	$5,305
Cash paid for interest expense and credit facility fees	$4,323	$4,972
Weighted average contractual interest rate (1)	6.07%	6.84%
Average principal debt outstanding	$633,792	$273,328

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

(1)
Weighted average contractual interest rate for the three months ended March 31, 2026 and 2025 is calculated as interest expense (excluding unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of March 31, 2026 and December 31, 2025, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2026	December 31, 2025
Interest expense payable	$10,566	$4,116
Unused commitment fee payable	383	190
Total interest expense and credit facility fees payable	$10,949	$4,306

7.
COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2026 or December 31, 2025, for any such exposure.

A summary of significant contractual payment obligations was as follows as of March 31, 2026:

	Payments Due by Period As of March 31, 2026
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$-	$-	$-	$-	$-
DB Credit Facility	119,000	-	-	119,000	-
Securitization Debt	312,891	-	-	312,891	-
2025 Notes	200,000	-	125,000	75,000	-

The Company had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of March 31, 2026 and December 31, 2025:

	Par Value as of
	March 31, 2026	December 31, 2025
Delayed draw loan commitments	$158,564	$100,480
Revolving loan commitments	83,101	69,996
Other equity commitments	62,532	8,919
Total unfunded commitments	$304,197	$179,395

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

8.
FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026
	Class I	Class S
Per Share Data:
Net asset value per share, beginning of period	$19.75	$19.75
Net investment income (loss) (1)	0.50	0.46
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.48)	(0.48)
Net increase (decrease) in net assets resulting from operations	0.02	(0.02)
Stockholder distributions from net investment income (3)	(0.48)	(0.44)
Net asset value per share, end of period	$19.29	$19.29
Number of shares outstanding, end of period	44,465,636.708	5,417,073.162
Total return based on net asset value (4)	0.10%	(0.11)%
Net assets, end of period	$857,881	$104,516
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	1.66%	1.88%
Expenses before incentive fees, after waivers and reimbursements of expenses	1.66%	1.88%
Expenses after incentive fees, before waivers and reimbursements of expenses	1.90%	2.12%
Expenses after incentive fees and waivers and reimbursements of expenses	1.90%	2.12%
Net investment income (loss)	2.57%	2.37%
Interest expense and credit facility fees	1.15%	1.16%
Ratio/Supplemental Data:
Asset coverage, end of period (6)	252.84%	252.84%
Portfolio turnover	10.25%	10.25%
Total committed capital, end of period	$1,111,295	$101,260
Ratio of total contributed capital to total committed capital, end of period	79.20%	100.00%
Weighted-average shares outstanding	43,798,287.201	5,309,250.748

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
(4)
Total return is based on the change in net asset value per share of Common Stock during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the distribution reinvestment plan, divided by the beginning net asset value for the year. The total return has not been annualized.
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
Represents a fund level calculation applicable to both Class I Common Stock and Class S Common Stock.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

For the Three Months Ended March 31,2025
Class I
Per Share Data:
Net asset value per share, beginning of period	$19.80
Net investment income (loss) (1)	0.42
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.15)
Net increase (decrease) in net assets resulting from operations	0.27
Stockholder distributions from net investment income (3)	(0.48)
Net asset value per share, end of period	$19.59
Number of shares outstanding, end of period	16,052,310.855
Total return based on net asset value (4)	1.35%
Net assets, end of period	$314,496
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	2.62%
Expenses before incentive fees, after waivers and reimbursements of expenses	2.58%
Expenses after incentive fees, before waivers and reimbursements of expenses	2.81%
Expenses after incentive fees and waivers and reimbursements of expenses	2.77%
Net investment income (loss)	2.04%
Interest expense and credit facility fees	1.83%
Ratio/Supplemental Data:
Asset coverage, end of period	206.55%
Portfolio turnover	4.54%
Total committed capital, end of period	$554,226
Ratio of total contributed capital to total committed capital, end of period	57.08%
Weighted-average shares outstanding	13,990,345.513

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
(4)
Total return is based on the change in net asset value per share of Common Stock during the year plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the distribution reinvestment plan, divided by the beginning net asset value for the year. The total return has not been annualized.
(5)
These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each quarter of the reporting period.

9.
NET ASSETS

The Company has the authority to issue 400,000,000 shares of Class I Common Stock, 50,000,000 shares of Class S Common Stock and 50,000,000 shares of Class D Common Stock.

As of March 31, 2026 and December 31, 2025, the Company had $231,126 and $231,126, respectively, of uncalled capital commitments from stockholders and $16,615 and $16,615, respectively, of which is from entities affiliated with or related to the Adviser.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Total shares issued and outstanding for all share classes as of March 31, 2026 and December 31, 2025 were 49,882,709.870 and 47,925,459.905, respectively. The following tables summarize activity in the number of shares issued and proceeds received during the three months ended March 31, 2026:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/2/2026	1,143,056.311	$22,580	$19.75
2/2/2026	315,896.044	6,207	19.65
3/2/2026	1,026,690.050	19,889	19.37

	Class S
Date	Shares Issued	Proceeds Received	Issuance Price per Share
2/2/2026	712.560	$14	$19.65
3/2/2026	19,358.196	375	19.37

For the three months ended March 31, 2026, the Company transferred 256,971.145 shares of Class I Common Stock to Class S Common Stock with an aggregate net asset value of $5,049. There were no share transfers for the three months ended March 31, 2025.

The following table summarizes activity in the number of shares issued and proceeds received during the three months ended March 31, 2025:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2026:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.16000
2/27/2026	2/27/2026	3/11/2026	0.16000
3/30/2026	3/31/2026	4/9/2026	0.16000

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.14574
2/27/2026	2/27/2026	3/11/2026	0.14719
3/30/2026	3/31/2026	4/9/2026	0.14602

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2025:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2025	1/31/2025	2/6/2025	0.16000
2/28/2025	2/28/2025	3/6/2025	0.16000
3/28/2025	3/28/2025	4/7/2025	0.15500

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the three months ended March 31, 2026:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	57,143.660	$1,129	$19.75
1/30/2026	1/30/2026	2/10/2026	84,558.136	1,661	19.65
2/27/2026	2/27/2026	3/11/2026	87,223.900	1,690	19.37

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	146.603	$3	$19.75
1/30/2026	1/30/2026	2/10/2026	148.331	3	19.65
2/27/2026	2/27/2026	3/11/2026	165.966	3	19.37

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the three months ended March 31, 2025:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/23/2024	12/24/2024	1/8/2025	6,383.522	315	19.69
1/30/2025	1/31/2025	2/6/2025	6,937.876	137	19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70

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

The following table presents share repurchases completed under the share repurchase program during the three months ended March 31, 2026. There were no share repurchases during the three months ended March 31, 2025.

Repurchase Deadline Request	Total Number of Class I Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
January 22, 2026	777,849.792	2.62%	$19.75	December 31, 2025	$15,365

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	Class I
	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$925	$3,827
Weighted average shares outstanding	43,798,287.201	13,990,345.513
Basic and diluted earnings (loss) per share	$0.02	$0.27

	Class S
	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$(122)	$-
Weighted average shares outstanding	5,309,250.748	-
Basic and diluted earnings (loss) per share	$(0.02)	$-

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

On April 28, 2026, the Company redeemed 2,310,571.682 and 126,891.906 shares of Class I Common Stock and Class S Common Stock, respectively, for total proceeds disbursed of $43,729 and $2,399, respectively, subject to a tender offer filed with the SEC on March 24, 2026.

On April 30, 2026, the Company declared a distribution for its Common Stock of $0.1600 per share, payable on May 27, 2026 to shareholders of record as of April 30, 2026.

As of May 1, 2026, the Company sold shares of its Common Stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $5,047 of subscription agreements entered into by the Company and its investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Vista Credit Strategic Lending Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2026. This discussion also should be read in conjunction with the “Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. In this report, “we”, “us”, and “our” refer to Vista Credit Strategic Lending Corp. and its wholly owned subsidiaries.

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

We invest in “middle-market companies,” which we define to generally mean companies with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of less than $250 million annually, and/or annual revenue of $25 million to $2.5 billion at the time of investment, in the enterprise software, data and technology-enabled business sectors, which focus on designing and implementing software solutions specifically to meet the needs of large, complex organizations. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when we believe that there are dislocations in the capital markets such that assets are mispriced on an absolute or relative basis, including the high yield and syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. The loan-to-value ratio measures the relationship between our investment and the enterprise value of the related borrower/issuer (i.e., the aggregate assets securing the investment). The enterprise value of our borrowers typically ranges from $500 million to over $5.0 billion. Our target credit investments typically have maturities between three and seven years with an average duration between three and five years and generally range in size between $10 million and $75 million. The investment size varies based on numerous factors, including the size of our capital base.

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

On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of March 31, 2026, we had received capital commitments totaling $1,212.6 million. As of March 31, 2026, we have issued 49,882,709.870 shares of our common stock, for gross proceeds of $998.0 million.

Total capital commitments as of March 31, 2026, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of March 31, 2026, VHG Capital, L.P. had purchased 1,688,668.335 shares of common stock for a total purchase price of $33.4 million.

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

As of March 31, 2026 and December 31, 2025, our portfolio by investment strategy at fair value was comprised of the following:

	As of March 31, 2026		As of December 31, 2025
(In thousands)	Fair Value	% of Total Value	Fair Value	% of Total Value
Sponsor Credit	$1,077,962	67.5%	$927,884	63.2%
Founder Direct	307,058	19.2	348,766	23.8
Syndicated Credit	212,957	13.3	191,578	13.0
Total	$1,597,977	100.0%	$1,468,228	100.0%

Below is a summary of certain characteristics of our investment portfolio as of March 31, 2026 and December 31, 2025. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

Portfolio Characteristics:	As of March 31, 2026	As of December 31, 2025
Number of investments	125	115
Number of portfolio companies	55	49
Weighted average loan-to-value (“LTV”)(1)	37.3%	37.2%
Weighted average gross margin(2)	66.5%	65.5%
Weighted average EBITDA margin(3)	36.6%	36.6%
Weighted average yield to maturity (“YTM”)(4)	10.8%	10.5%
Percentage of total investments at fair value
First-lien debt	96.7%	97.2%
Preferred and Other Equity	3.3%	2.8%
Percentage of debt investments at fair value
Floating rate(5)	99.4%	99.3%
Fixed interest rate	0.6%	0.7%

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
(2)
Gross margin is calculated as gross profit divided by total revenue of the portfolio company. As of March 31, 2026 and December 31, 2025, excludes three and four portfolio company investments, respectively, where gross margin is not reported by the portfolio company.
(3)
EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes fourteen and thirteen portfolio company investments as of March 31, 2026 and December 31, 2025, respectively, where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4)
YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.
(5)
Primarily subject to interest rate floors.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Investments:
Total investments at amortized cost, beginning of period	$1,460,156	$504,119
New investments purchased	304,014	118,571
Net accretion of discount on investments	3,573	356
PIK interest capitalized	2,777	51
Investments sold or repaid	(155,794)	(25,128)
Total investments at amortized cost, end of period	$1,614,726	$597,969

The industry(1) compositions of the portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026		As of December 31, 2025
Industry Composition:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Architecture, Construction & Engineering	1.8%	1.9%	2.1%	2.0%
Automobiles & Automobile Parts	3.8	3.7	4.2	4.1
Data & Analytics	5.4	5.4	6.0	6.0
Diversified Business Services	6.6	6.6	6.8	6.9
Diversified Consumer Services	-	-	1.0	1.0
Diversified Financial Institutions & Services	8.2	8.5	7.8	8.0
Diversified Software	3.9	3.9	7.3	7.4
Education	1.2	1.1	1.3	1.3
Financials	0.1	0.1	0.1	0.1
Government & Public Service	2.8	2.8	3.1	3.1
Government, Risk & Compliance	4.6	4.7	5.1	5.1
Healthcare IT & Technology	10.5	10.6	10.4	10.4
Hotels, Restaurants & Leisure	1.2	1.3	1.3	1.4
Infrastructure Software & DevOps	4.7	4.2	4.1	3.9
Insurance	4.5	4.5	5.0	5.0
IT Security	3.2	3.3	5.7	5.7
IT Services & IT Systems Management (Ex-Security)	13.0	12.9	11.7	11.7
Life Sciences, Biotechnology, and Pharmaceuticals	2.1	2.1	-	-
Media, Entertainment & Publishing	2.1	1.8	2.3	2.2
Real Estate	2.9	3.0	3.2	3.2
Retail - Consumer Staples	3.2	3.2	-	-
Telecom Services & IT Hardware	5.8	5.9	1.7	1.7
Transportation, Logistics & Supply Chain	6.4	6.5	7.9	7.9
Utilities & Utility Equipment and Services	2.0	2.0	1.9	1.9
Total	100.0%	100.0%	100.0%	100.0%

(1)
We use an internally developed industry classification system which was developed using the Global Industry Classification Standard (GICS®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.

As of March 31, 2026 and December 31, 2025, investments consisted of the following:

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$1,562,447	$1,544,474	$1,421,188	$1,427,843
Other Equity	51,467	52,663	38,157	39,543
Preferred Equity	812	840	811	842
Total	$1,614,726	$1,597,977	$1,460,156	$1,468,228

The weighted average investment income yields(1) for our first-lien debt, based on the amortized cost and fair value were as follows:

	For the Three Months Ended March 31, 2026		For the Year Ended December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien debt	10.8%	10.8%	10.5%	10.5%

(1)
The investment income yield is calculated as (a) the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of March 31, 2026, all of our first-lien debt investments were performing and current on their interest payments.

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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026		As of December 31, 2025
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$29,257	1.8%	$20,361	1.4%
Internal Risk Rating 2	1,568,720	98.2	1,447,867	98.6
Internal Risk Rating 3	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$1,597,977	100.0%	$1,468,228	100.0%

As of March 31, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 1.98 and 1.99, respectively.

Consolidated Results of Operations

For the three months ended March 31, 2026 and 2025

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

Investment Income

Investment income for the three months ended March 31, 2026 and 2025 was as follows:

(In thousands)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
First-lien debt	$42,794	$13,771
Preferred stock dividends	21	191
Total Investment Income	$42,815	$13,962

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2026, there were no debt investments on non-accrual status.

Total investment income increased from $14.0 million for the three months ended March 31, 2025 to $42.8 million for the three months ended March 31, 2026 due to the increase in our investment portfolio from $598.5 million at March 31, 2025 to $1.6 billion at March 31, 2026.

Our weighted average investment income yield on total investments based on the fair market value of our earning investments was 10.7% for the twelve months ended March 31, 2026, and 10.5% for the twelve months ended December 31, 2025. The increase in the weighted average yield on total investments was primarily due to an increase in fee acceleration on debt investments that paid off.

Net investment income after giving effect to any expense support and waivers of expenses for the three months ended March 31, 2026 and 2025 was as follows:

(In thousands)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Total investment income	$42,815	$13,962
Total expenses	18,508	8,146
Expense support and waivers	-	(109)
Net expenses after expense support and waivers	18,508	8,037
Net investment income	$24,307	$5,925

Net investment income increased from $5.9 million for the three months ended March 31, 2025 to $24.3 million for the three months ended March 31, 2026 due to the increase in our investment portfolio from $598.5 million at March 31, 2025 to $1.6 billion at March 31, 2026. Waivers and reimbursement of expenses for the three months ended March 31, 2025 are due to voluntarily waived costs and expenses due to the Adviser under the Administration Agreement as the Adviser was voluntarily capping expenses under the Administration Agreement at 15 basis points per annum of total weighted average investments. The voluntary waiver was not applicable for the three months ended March 31, 2026 and is no longer being provided by the Adviser as our costs pursuant to the Administration Agreement are now below the 15 basis points cap. See Note 5. Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.

Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows:

(In thousands)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Expenses:
Interest expense and credit facility fees	$10,966	$5,305
Management fees	2,989	854
Incentive fees	2,319	547
Distribution and shareholder servicing fees
Class S	215	-
Professional fees	439	456
Other general and administrative expenses	713	522
Administrative service fees	560	319
Offering costs	174	21
Directors fees	77	66
Insurance costs	56	56
Total expenses before expense support and waivers	18,508	8,146
Expense support and waivers	-	(109)
Net expenses after expense support and waivers	$18,508	$8,037

Interest expense and credit facility fees represents interest and fees incurred under the Credit Facilities (defined below). Total interest expense increased from $5.3 million for the three months ended March 31, 2025 to $11.0 million for the three months ended March 31, 2026 due to the increase in our total borrowings outstanding from $295.2 million at March 31, 2025 to $629.7 million at March 31, 2026. For more information about our outstanding borrowings, including the terms thereof, see Note 6. Borrowings in the notes to our consolidated financial statements and in the Liquidity and Capital Resources section below.

Management fees increased as a result of an increase in average gross assets for the three months ended March 31, 2025 to the three months ended March 31, 2026.

Incentive fees (includes both the Investment Income Incentive Fee and Capital Gains Incentive Fee as defined in Note 5. Related Party Transactions) increased due to an increase in the Investment Income Incentive Fee as a result of an increase in pre-incentive fee net investment income for the three months ended March 31, 2025 to the three months ended March 31, 2026. For the three months ended March 31, 2025 and for the three months ended March 31, 2026, we exceeded the 5.0% hurdle rate and the Adviser earned 12.5% of pre-incentive fee net investment income. For the three months ended March 31, 2026 and March 31, 2025, we had a reversal in the Capital Gains Incentive fee of $(1,009) and $(262), respectively, due to unrealized depreciation recorded in both time periods.

Professional fees include legal, rating agencies, tax, valuation, technology and other professional fees incurred relating to the management of us. Other general and administrative expenses include sub-administrative service fees, filing, research, subscriptions, and other costs. Sub-administrative service fees represent fees paid to State Street Bank and Trust Company pursuant to the State Street Sub-Administration Agreement. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Offering costs include expenses incurred in our initial formation and in the offering of our common stock. In total, the majority of our operating expense categories have increased primarily due to the costs associated with servicing a growing portfolio.

Waivers and reimbursements of expenses include expenses the Adviser has voluntarily agreed to waive pursuant to the Administration Agreement and expenses reimbursed by the Adviser pursuant to the Expense Support Agreement. Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by us to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of our total investments for such period. For the three months ended March 31, 2026 and 2025, the Adviser agreed to waive $0 and $109 thousand, respectively, in administrative service fees under the Administration Agreement. There was no waiver for the three months ended March 31, 2026 as expenses under the Administration Agreement were below 15 basis points (annualized) of the weighted average fair value of our total investments for such period.

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

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2026	$3,600	$-	$3,600
December 31, 2025	3,600	-	3,600

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 and 2025 were as follows:

(In thousands)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net realized gain (loss) on investments	$1,317	$(136)
Net change in unrealized appreciation (depreciation) on investments	(24,821)	(1,962)
Net realized and unrealized gain (loss) on investments	$(23,504)	$(2,098)

During the three months ended March 31, 2026, we recorded a net realized gain on the partial sale of one investment totaling approximately $1.3 million. During the three months ended March 31, 2025, we recorded a net loss on the sale of one investment totaling $(136) thousand.

During the three months ended March 31, 2026 and 2025, we recorded unrealized appreciation on 26 and 51 investments totaling approximately $2.4 million and $4.3 million, respectively, and unrealized depreciation on 122 and 34 investments of approximately $(27.2) million and $(3.8) million, respectively. The net change in unrealized depreciation for the three months ended March 31, 2026 was due to the private credit markets experiencing notable volatility, driven primarily by widening credit spreads and a shift in investor risk appetite. This has had a direct impact on debt and equity valuations across our portfolio, particularly as we are focused on software and technology borrowers and increased scrutiny around the potential disruptive effects of artificial intelligence on certain software business models.

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

As of March 31, 2026 and December 31, 2025, we had $48.6 million and $49.6 million, respectively, in cash, cash equivalents and restricted cash. For the three months ended March 31, 2026, our cash and cash equivalents balance decreased by $1.0 million. During that period, $102.4 million was used in operating activities, primarily due to investment purchases of $283.7 million, offset by $157.1 million in repayments of investments in portfolio companies. During the same period, $101.4 million was provided by financing activities, consisting primarily of proceeds from issuances of shares of common stock of $49.9 million and net proceeds from secured borrowings of $84.9 million.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of March 31, 2026, asset coverage was 252.8% and the asset coverage per unit was $2,528.

On June 26, 2024 (the “Effective Date”) we entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). As of March 31, 2026 and December 31, 2025, the maximum commitment was $450.0 million and $450.0 million, respectively. The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on we cease to exist or (iii) the occurrence of an event of default.

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

On July 18, 2025, we amended the DB Credit Facility to increase the maximum commitment under the DB Credit Facility from $350.0 million to $450.0 million.

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the DB Credit Facility.

On September 5, 2025, we entered into a senior secured revolving credit agreement (the “ING Credit Facility”) by and among the Company, as Borrower, ING Capital LLC, as Administrative Agent, Sole Bookrunner and Arranger, and the other lenders and issuing banks from time to time party thereto. Capitalized terms used but not defined in the next four paragraphs shall have the meanings set forth in the ING Credit Facility.

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

As of March 31, 2026 and December 31, 2025, we are in compliance in all material respects with the terms of the ING Credit Facility.

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

The closing of the Tranche A Notes and Tranche B Notes occurred on October 2, 2025. The closing of the Tranche C Notes and the Tranche D Notes occurred on December 1, 2025. As of March 31, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the Note Purchase Agreement and the 2025 Notes.

On November 4, 2025, we entered into forward-starting interest rate swaps. The forward-starting interest rate swaps have an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche A Notes, we receive a fixed interest rate of 5.85% per annum and pay a floating interest rate of SOFR + 2.51% per annum on the $62.5 million of the Tranche A Notes. Under the forward-starting interest rate swap agreement related to the Tranche B Notes, we receive a fixed interest rate of 6.22% per annum and pay a floating interest rate of SOFR + 2.82% per annum on the $37.5 million of the Tranche B Notes. We designate each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On December 8, 2025, we entered into forward-starting interest rate swaps. The forward-starting interest rate swaps have an effective date of January 2, 2026. Under the forward-starting interest rate swap agreement related to the Tranche C Notes, we receive a fixed interest rate of 5.85% per annum and pay a floating interest rate of SOFR + 2.45% per annum on the $62.5 million of the Tranche C Notes. Under the forward-starting interest rate swap agreement related to the Tranche D Notes, we receive a fixed interest rate of 6.22% per annum and pay a floating interest rate of SOFR + 2.74% per annum on the $37.5 million of the Tranche D Notes. We designate each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On February 26, 2026 (the “Closing Date”), we completed a $517,188 asset backed securitization (“ABS V Securitization”). The debt issued in the ABS V Securitization was issued by VCP RRL ABS V (the “Issuer”), a wholly owned subsidiary of ABS V Investor (itself fully owned by the Company), pursuant to the Indenture, dated as of the Closing Date (the “Indenture”), by and between the Issuer and State Street Bank and Trust Company, as Trustee, and the Class A-L Credit Agreement, dated as of the Closing Date, by and among the Issuer, as borrower, EverBank N.A., as lender, and State Street Bank and Trust Company, as Trustee and as Loan Agent.

The debt issued by VCP RRL ABS V consists of (i) the Class A-L Floating Rate Loans, Class A-1 Floating Rate Term Notes, Class A-VF Variable Funding Notes, Class A-2 Fixed Rate Term Notes, Class B-1 Floating Rate Term Notes, Class B-2 Fixed Rate Term Notes (collectively, the “Securitization Debt”), Class C Floating Rate Term Notes, and the subordinated notes (the “Subordinated Notes” and, together with the Securitization Debt, the “Debt”). The Company indirectly retained the Class C and Subordinated Notes which are eliminated in consolidation. The terms of the Debt are summarized in the table below:

Class	Par Size ($)	Ratings (S&P)	Coupon
Class A-L Loans	80,000	A(sf)	SOFR + 2.15%
Class A-1 Notes	7,000	A(sf)	SOFR + 2.15%
Class A-VF Notes	75,000	A(sf)	(1)
Class A-2 Notes	179,350	A(sf)	5.49%
Class B-1 Notes	25,000	BBB(sf)	SOFR + 3.90%
Class B-2 Notes	21,541	BBB(sf)	7.24%
Class C Notes	36,203	BB(sf)	SOFR + 7.00%
Subordinated Notes	93,094	N/A	N/A
(1)
The coupon for the Class A-VF Notes will be a per annum rate equal to (a) with respect to a conduit investor, to the extent funded through asset-backed commercial paper, the CP Rate or (b) in any other case, the benchmark, in each case, plus 2.15%. The benchmark with respect to the Class A-VF Notes will be determined as set forth in the Class A-VF Purchase Agreement (as defined below).

The Class A-VF Notes were sold by the Issuer pursuant to the Class A-VF Purchase Agreement, dated as of the Closing Date (the “Class A-VF Purchase Agreement”), by and among the Issuer, as issuer, MUFG Bank Ltd., as committed note purchaser, funding agent and administrative agent, Gotham Funding Corporation and Victory Receivables Corporation, as conduit investors, and the Company, as collateral manager. The Class A-1 Notes, the Class A-2 Notes, the Class B-1 Notes and the Class B-2 Notes (collectively, the “Offered Notes”) were sold by the Issuer pursuant to the ABS V Note Purchase Agreement, dated as of the Closing Date, by and among the Issuer, and Deutsche Bank Securities Inc. and MUFG Securities Americas Inc., as initial purchasers of the Offered Notes.

The reinvestment period, during which the Issuer may acquire additional collateral obligations, ends on January 20, 2028. Subject to certain conditions as specified in the Indenture, the reinvestment period end date may be extended to January 20, 2029. Following the end of the reinvestment period, principal collections will be applied to repay the Securitization Debt in accordance with the priority of payments set forth in the Indenture. The Securitization Debt matures on January 20, 2038; however, it may be redeemed or repaid on any business day after August 26, 2027. The Securitization Debt is backed by a diversified portfolio of senior secured loans and is subject to our overall asset coverage requirement.

On March 13, 2026, we entered into forward-starting interest rate swaps related to the Class A-2 Notes and Class B-2 Notes. The forward-starting interest rate swaps have an effective date of March 17, 2026. Under the forward-starting interest rate swap agreement related to the Class A-2 Notes, we receive a fixed interest rate of 5.49% per annum and pay a floating interest rate of SOFR + 1.974% per annum on the $179,350 of the Class A-2 Notes. Under the forward-starting interest rate swap agreement related to the Class B-2 Notes, we receive a fixed interest rate of 7.24% per annum and pay a floating interest rate of SOFR + 3.692% per annum on the $21,541 of the Class B-2 Notes. We designate each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the DB Credit Facility, the ING Credit Facility, the Note Purchase Agreement, the 2025 Notes or the Indenture (collectively the “Credit Facilities”), as applicable. Failure to comply with these covenants could result in a default under one or both of the Credit Facilities that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under any or all of the Credit Facilities, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As of March 31, 2026, we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 6. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Our debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$200,000	$-	$200,000	$200,000
DB Credit Facility	450,000	119,000	331,000	331,000
Securitization Debt	387,891	312,891	75,000	75,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2025
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity

As of March 31, 2026, we had $231.1 million of uncalled capital commitments from stockholders, including $16.6 million from entities affiliated with or related to our Adviser.

	As of March 31, 2026			As of December 31, 2025
(In thousands)	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,212,555	$231,126	80.9%	$1,178,814	$231,126	80.4%

Borrowings with original maturities of less than one year are classified as short-term. Our short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 and remains as an investment on the Consolidated Statements of Assets and Liabilities. We include other short-term borrowings in the balance of outstanding indebtedness in the calculation of our asset coverage requirement under the 1940 Act.

As of March 31, 2026, we had no short-term borrowings.

Subscriptions and Drawdowns

We have the authority to issue 400,000,000 shares of Class I common stock, 50,000,000 shares of Class S common stock and 50,000,000 shares of Class D common stock, each with a par value of $0.01 per share.

Total shares issued as of March 31, 2026 were 49,882,709.870. The following table summarizes activity in the number of shares issued (excluding shares issued via our distribution reinvestment plan) during the three months ended March 31, 2026:

	Class I
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/2/2026	1,143,056.311	$22,580	$19.75
2/2/2026	315,896.044	6,207	19.65
3/2/2026	1,026,690.050	19,889	19.37

	Class S
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
2/2/2026	712.560	$14	$19.65
3/2/2026	19,358.196	375	19.37

Pursuant to our share repurchase program, $5,049 of Class I Common Stock, representing 256,971.145 shares, was transferred to Class S Common Stock during the three months ended March 31, 2026.

Dividends and Distributions

To the extent that we have taxable income available, we intend to make quarterly distributions to our stockholders. Dividends and distributions to stockholders are recorded on the applicable record date. The amount to be distributed to stockholders is determined by us each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a distribution reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, if our Board authorizes, and we declare a cash dividend or distribution, stockholders that have not “opted out” of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.

The following table summarizes our distributions declared during the three months ended March 31, 2026:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.16000
2/27/2026	2/27/2026	3/11/2026	0.16000
3/30/2026	3/31/2026	4/9/2026	0.16000

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.14574
2/27/2026	2/27/2026	3/11/2026	0.14719
3/30/2026	3/31/2026	4/9/2026	0.14602

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the three months ended March 31, 2026:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	57,143.660	$1,129	$19.75
1/30/2026	1/30/2026	2/10/2026	84,558.136	1,661	19.65
2/27/2026	2/27/2026	3/11/2026	87,223.900	1,690	19.37

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	146.603	$3	$19.75
1/30/2026	1/30/2026	2/10/2026	148.331	3	19.65
2/27/2026	2/27/2026	3/11/2026	165.966	3	19.37

Share Repurchases

At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our common stock outstanding as of the close of the calendar quarter prior to the applicable valuation date. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of stockholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of the first month of such quarter using a purchase price equal to the NAV per share as of the last calendar day of the prior quarter.

The following table presents share repurchases completed under the share repurchase program during the three months ended March 31, 2026. There were no share repurchases during the three months ended March 31, 2025.

Repurchase Deadline Request	Total Number of Shares of Class I Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
1/22/2026	777,849.792	2.62%	$19.75	12/31/2025	$15,365

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amount repurchased is net of any early redemption fees.

Contractual Obligations

We have entered into an Investment Advisory Agreement with the Adviser pursuant to the 1940 Act to provide us with investment advisory services, and an Administration Agreement with the Administrator to provide us with administrative services. For more information about payments for services provided under these agreements, see Note 5. Related Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period As of March 31, 2026
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$-	$-	$-	$-	$-
DB Credit Facility	119,000	-	-	119,000	-
Securitization Debt	312,891	-	-	312,891	-
2025 Notes	200,000	-	125,000	75,000	-

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2026 or December 31, 2025, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of March 31, 2026 and December 31, 2025:

	Par Value as of
(In thousands)	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$158,564	$100,480
Unfunded revolving commitments	83,101	69,996
Other equity commitments	62,532	8,919
Total unfunded commitments	$304,197	$179,395

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

Finally, the Adviser sponsored a program whereby investors who purchased shares of Common Stock from us between November 4, 2024 and December 31, 2025 were granted additional shares of Common Stock. Based on purchases of shares of common stock during that time period, investors received 557,525.581 shares on August 1, 2025 and 1,099,405.491 shares on February 2, 2026. Shares were transferred from VHG Capital, L.P., an affiliate of the Adviser. See Note 5. Related Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Fair Value Measurements

One of the critical accounting estimates inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. Financial Accounting Standards Board ASC 820, Fair Value Measurements (“ASC 820”), as amended, establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. For certain investments structured as interests in limited partnerships, we apply the practical expedient, or net asset value method, to determine the fair value of such investments.

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

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.

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

Recent Developments

On April 28, 2026, we redeemed 2,310,571.682 and 126,891.906 shares of Class I Common Stock and Class S Common Stock, respectively, for total proceeds of $43.7 million and $2.4 million, respectively, subject to a tender offer filed with the SEC on March 24, 2026.

For the first time since our inception, total repurchase requests for the quarter exceeded the 5% of shares typically available for repurchase. Consistent with our governing documents, we fulfilled requests up to 5% of NAV; with each redeeming investor receiving approximately 50% of the shares tendered, after disregarding fractions.

The quarterly liquidity framework, including the 5% redemption cap, is duration-matched to the underlying portfolio, aligning investor liquidity with the natural realization profile of our assets. Our redemption cap provides an orderly liquidity mechanism that honors the interests of redeeming investors while preserving the long-term value of the portfolio and maintaining strong performance for all investors who remain invested.

Our portfolio remains fundamentally strong, with 100% of investments performing at or above underwriting expectations and zero non-accruals.

Net flows remain positive for three months ended March 31, 2026, following a record $360 million of net inflows in the three months ended December 31, 2025. Liquidity is further supported by a combination of cash and liquid assets, uncalled investor capital, available debt capacity, and ongoing portfolio cash generation, together providing meaningful flexibility to meet obligations. Taken together, we believe we are well positioned to navigate the current redemption environment while continuing to deliver attractive risk-adjusted returns.

On April 30, 2026, we declared a distribution for our Common Stock of $0.1600 per share, payable on May 27, 2026 to shareholders of record as of April 30, 2026.

As of May 1, 2026, we sold shares of our Common Stock with the final number of shares being determined within 20 business days. The sale of shares was pursuant to $5.0 million of subscription agreements entered into by us and our investors.

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

We hedge against interest rate, and may hedge against foreign currency, fluctuations by using standard hedging instruments such as futures, swaps, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the portion of our portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

As of each of March 31, 2026 and December 31, 2025, on a fair value basis, less than 1.0% of our debt investments bear interest at a fixed rate. As of March 31, 2026, we have $200.0 million of fixed rate debt issued under the 2025 Notes, $312.9 million of fixed and variable rate debt issued under the Securitization Debt and $119.0 million of outstanding debt under our DB Credit Facility. Our DB Credit Facility is subject to floating interest rates and is currently paid based on floating SOFR rates. As further described in Note 6. Borrowings, we entered into a series of interest rate swap agreements with ING Capital Markets LLC to more closely align the interest rate on our fixed rate 2025 Notes and Securitization Debt with our investment portfolio, which consists primarily of variable rate loans. The interest rate swap agreements executed in late 2025 became effective January 2, 2026 for the 2025 Notes and the interest rate swaps executed on March 13, 2026 became effective March 17, 2026 for the Class A-2 Notes and Class B-2 Notes.

The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of March 31, 2026. Interest expense on the Credit Facilities is calculated using the interest rate as of March 31, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our March 31, 2026 consolidated statements of assets and liabilities, the following table shows the annualized net interest income, in thousands, of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and includes the impact of the interest rate swap agreements referenced above.

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$(15,232)	$(6,319)	$(8,913)
-200 Basis Points	(30,132)	(12,638)	(17,494)
-300 Basis Points	(42,196)	(18,957)	(23,239)
+100 Basis Points	15,232	6,319	8,913
+200 Basis Points	30,463	12,638	17,825
+300 Basis Points	45,695	18,957	26,738

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2026, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K, filed with the SEC on March 11, 2026 (the “Form 10-K”), and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2025 (the “Q2 10-Q”). There have been no material changes from the risk factors disclosed in the Form 10-K.

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
3.1

Articles of Amendment and Restatement of Vista Credit Strategic Lending Corp. (as amended June 30, 2025) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)

3.2	Articles Supplementary of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)
3.3	Amended and Restated Bylaws of Vista Credit Strategic Lending Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on June 15, 2023)
10.1

Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of January 30, 2026, by and among the Company, as Borrower, the Subsidiary Guarantors party thereto solely with respect to Section 2.9 therein, the Consenting Lenders party thereto and ING Capital LLC, as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2026)

10.2

Incremental Commitment and Assumption Agreement, dated as of January 30, 2026, by and among the Company, as Borrower, Deutsche Bank AG New York Branch, as Assuming Lender, the Subsidiary Guarantors party thereto solely with respect to Section 6 therein and ING Capital LLC, as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2026)

10.3

Indenture, dated as of February 26, 2026, by and between VCP RRL ABS V, LLC, as issuer, and UMB
Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form
8-K filed on March 4, 2026)

10.4

Collateral Management Agreement, dated as of February 26, 2026, by and between VCP RRL ABS V,
LLC, as issuer, and Vista Credit Strategic Lending Corp., as collateral manager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2026)

10.5

Loan Sale and Contribution Agreement, dated as of February 26, 2026, by and among Vista Credit
Strategic Lending Corp., as transferor, VCP RRL ABS V Investor, LLC, as intermediate transferee, and
VCP RRL ABS V, LLC, as issuer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 4, 2026)

10.6

Master Participation Agreement for Par/Near Par Trades, dated as of February 26, 2026, by and among
VCP RRL ABS V, LLC, as buyer, and Vista Credit Strategic Lending Corp., VCP RRL ABS V Investor,
LLC, VCSL Funding 1 LLC and VCSL Funding 2 LLC, as sellers (incorporated by reference to Exhibit
10.4 to the Company’s Form 8-K filed on March 4, 2026)

10.7

Class A-L Credit Agreement, dated as of February 26, 2026, by and among VCP RRL ABS V, LLC, as borrower, EverBank N.A., as lender, State Street Bank and Trust Company, as loan agent, and State Street
Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Form
8-K filed on March 4, 2026)

10.8

Class A-VF Purchase Agreement, dated as of February 26, 2026, by and among VCP RRL ABS V, LLC, as issuer, MUFG Bank, Ltd., as committed note purchaser, funding agent and administrative agent, Gotham Funding Corporation and Victory Receivables Corporation, as conduit investors, and the Company, as collateral manager (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 4, 2026)

10.9

Note Purchase Agreement, dated as of February 26, 2026, by and among VCP RRL ABS V, LLC, as issuer, and Deutsche Bank Securities Inc. and MUFG Securities Americas Inc., as initial purchasers
(incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on March 4, 2026)

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

* Filed/Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vista Credit Strategic Lending Corp.
Date: May 8, 2026	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President

Vista Credit Strategic Lending Corp.
Date: May 8, 2026	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer