Form 10-Q
period 2026-06-30
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2026-08-07
CIK 1919369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 45,991,195.118, 5,246,859.191, and 0 shares of Class I, Class S, and Class D common stock, $0.01 par value per share, outstanding, respectively.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value
Investments – non-controlled/non-affiliated	$1,834,575	$1,438,228
Investments – non-controlled/affiliated	29,069	30,000
Total investments, at fair value (amortized cost of $1,886,113 and $1,460,156, respectively)	1,863,644	1,468,228
Cash and cash equivalents	23,421	19,482
Restricted cash and cash equivalents	17,563	30,160
Receivable for interest, other income, and investments sold	18,660	6,695
Subscription receivable	-	800
Deferred offering costs	351	478
Prepaid expenses and other assets	8,542	5,864
Expense support reimbursement (Note 5)	3,600	3,600
Total assets	$1,935,781	$1,535,307
Liabilities
Debt (Note 6)	$959,410	$544,819
Payable for investments purchased	4,297	19,775
Interest and credit facility fees payable (Note 6)	17,975	4,306
Net unrealized depreciation on derivatives	6,257	480
Management and incentive fees payable (Note 5)	5,722	5,441
Due to Adviser (Note 5)	5,316	4,931
Distribution payable	7,164	5,994
Accrued expenses and other liabilities	2,626	1,936
Administrative service fees payable (Note 5)	425	401
Common stock proceeds received in advance	3,801	521
Total liabilities	1,012,993	588,604

Commitments and contingencies (Note 7)

Net Assets (Note 9)
Common Stock, $0.01 par value (48,235,962.032 and 47,925,459.905 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	482	479
Paid-in-capital in excess of par value	947,394	940,156
Total distributable earnings	(25,088)	6,068
Total net assets	922,788	946,703
Total liabilities and net assets	$1,935,781	$1,535,307

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES - (continued)

(dollars in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Net Asset Value Per Share
Class I Common Stock:
Net assets	$820,114	$845,177
Common Stock outstanding ($0.01 par value, 400,000,000.000 shares authorized as of June 30, 2026 and December 31, 2025)	42,868,973.313	42,785,889.544
Net asset value per share	$19.13	$19.75
Class S Common Stock:
Net assets	$102,674	$101,526
Common Stock outstanding ($0.01 par value, 50,000,000.000 shares authorized as of June 30, 2026 and December 31, 2025)	5,366,988.719	5,139,570.361
Net asset value per share	$19.13	$19.75

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments
Interest income	$39,954	$16,928	$78,571	$30,411
Dividend income	316	193	337	384
Other income	380	190	3,574	478
Total investment income from non-controlled/non-affiliated investments	40,650	17,311	82,482	31,273
From non-controlled/affiliated investments
Dividend income	750	-	1,733	-
Total investment income from non-controlled/affiliated investments	750	-	1,733	-
Total investment income	41,400	17,311	84,215	31,273
Expenses:
Interest expense and credit facility fees (Note 6)	13,658	5,978	24,624	11,283
Management fees (Note 5)	2,918	1,053	5,907	1,907
Incentive fees (Note 5)	2,804	1,375	5,123	1,922
Distribution and shareholder servicing fees
Class S	217	-	432	-
Professional fees	660	555	1,099	1,011
Other general and administrative expenses	812	671	1,525	1,193
Administrative service fees (Note 5)	416	329	976	648
Offering costs	138	86	312	107
Directors fees	90	84	167	150
Insurance costs	59	58	115	114
Total expenses before expense support and waivers	21,772	10,189	40,280	18,335
Expense support and waivers (Note 5)	-	(79)	-	(188)
Net expenses after expense support and waivers	21,772	10,110	40,280	18,147
Net investment income	19,628	7,201	43,935	13,126
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	(712)	(18)	605	(154)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(5,720)	2,441	(30,541)	478
Net realized and unrealized gain (loss) on investments	(6,432)	2,423	(29,936)	324
Net increase (decrease) in net assets resulting from operations (Note 10)	$13,196	$9,624	$13,999	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at March 31, 2026	49,882,709.870	$499	$978,325	$(16,427)	$962,397
Net investment income	-	-	-	19,628	19,628
Net realized and unrealized gain (loss) on investments	-	-	-	(6,432)	(6,432)
Net increase (decrease) in net assets resulting from operations	-	-	-	13,196	13,196
Shareholder distributions declared from net investment income
Class I	-	-	-	(19,625)	(19,625)
Class S	-	-	-	(2,232)	(2,232)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(21,857)	(21,857)
Capital share transactions:
Class I:
Issuance of common stock	504,440.931	4	9,688	-	9,692
Reinvestment of shareholder distributions, net	214,831.995	2	4,124	-	4,126
Redemptions	(2,315,936.321)	(23)	(43,861)	-	(43,884)
Class S:
Issuance of common stock	75,936.166	1	1,449	-	1,450
Reinvestment of shareholder distributions, net	871.297	-	17	-	17
Redemptions	(126,891.906)	(1)	(2,348)	-	(2,349)
Net increase (decrease) in net assets resulting from capital share transactions	(1,646,747.838)	(17)	(30,931)	-	(30,948)
Total increase (decrease) for the three months ended	(1,646,747.838)	(17)	(30,931)	(8,661)	(39,609)
Balance at June 30, 2026	48,235,962.032	$482	$947,394	$(25,088)	$922,788
Balance at March 31, 2025	16,052,310.855	$160	$314,108	$228	$314,496
Net investment income	-	-	-	7,201	7,201
Net realized and unrealized gain (loss) on investments	-	-	-	2,423	2,423
Net increase (decrease) in net assets resulting from operations	-	-	-	9,624	9,624
Shareholder distributions declared from net investment income
Class I	-	-	-	(8,338)	(8,338)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(8,338)	(8,338)
Capital share transactions:
Class I:
Issuance of common stock	9,299,154.130	93	182,576	-	182,669
Reinvestment of shareholder distributions, net	42,303.678	1	826	-	827
Redemptions	(19,735.281)	-	(383)	-	(383)
Net increase (decrease) in net assets resulting from capital share transactions	9,321,722.527	94	183,019	-	183,113
Total increase (decrease) for the three months ended	9,321,722.527	94	183,019	1,286	184,399
Balance at June 30, 2025	25,374,033.382	$254	$497,127	$1,514	$498,895

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	47,925,459.905	$479	$940,156	$6,068	$946,703
Net investment income	-	-	-	43,935	43,935
Net realized and unrealized gain (loss) on investments	-	-	-	(29,936)	(29,936)
Net increase (decrease) in net assets resulting from operations	-	-	-	13,999	13,999
Shareholder distributions declared from net investment income
Class I	-	-	-	(40,588)	(40,588)
Class S	-	-	-	(4,567)	(4,567)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(45,155)	(45,155)
Capital share transactions:
Class I:
Issuance of common stock	2,990,083.336	30	58,338	-	58,368
Reinvestment of shareholder distributions, net	443,757.691	4	8,602	-	8,606
Redemptions	(3,093,786.113)	(31)	(59,218)	-	(59,249)
Transfer to Class S	(256,971.145)	(3)	(5,046)		(5,049)
Class S:
Issuance of common stock	96,006.922	1	1,838	-	1,839
Reinvestment of shareholder distributions, net	1,332.197	-	26	-	26
Redemptions	(126,891.906)	(1)	(2,348)	-	(2,349)
Transfer from Class I	256,971.145	3	5,046		5,049
Net increase (decrease) in net assets resulting from capital share transactions	310,502.127	3	7,238	-	7,241
Total increase (decrease) for the six months ended	310,502.127	3	7,238	(31,156)	(23,915)
Balance at June 30, 2026	48,235,962.032	$482	$947,394	$(25,088)	$922,788
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
Net investment income	-	-	-	13,126	13,126
Net realized and unrealized gain (loss) on investments	-	-	-	324	324
Net increase (decrease) in net assets resulting from operations	-	-	-	13,450	13,450
Shareholder distributions declared from net investment income
Class I	-	-	-	(15,000)	(15,000)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(15,000)	(15,000)
Capital share transactions:
Class I:
Issuance of common stock	11,903,414.016	119	233,636	-	233,755
Reinvestment of shareholder distributions, net	63,681.491	1	1,248	-	1,249
Redemptions	(19,735.281)	-	(383)	-	(383)
Net increase (decrease) in net assets resulting from capital share transactions	11,947,360.226	120	234,501	-	234,621
Total increase (decrease) for the six months ended	11,947,360.226	120	234,501	(1,550)	233,071
Balance at June 30, 2025	25,374,033.382	$254	$497,127	$1,514	$498,895

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands, except share and per share data)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,999	$13,450
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	312	107
Amortization of deferred financing costs	1,881	824
Net accretion of discount on investments	(5,197)	(798)
Net change in unrealized (appreciation) depreciation on investments	30,541	(478)
Net change in unrealized (appreciation) depreciation on derivative instruments	5,777	-
Net realized gain on investments	(605)	154
Cost of investments purchased	(618,396)	(298,425)
Proceeds from repayments of investments	185,540	28,007
Payment-in-kind interest capitalized	(2,777)	(292)
Change in operating assets and liabilities:
Expense support reimbursement	-	-
Deferred offering costs	(185)	(400)
Prepaid expenses and other assets	(183)	(115)
Receivable for interest, other income, and investments sold	(11,965)	(1,325)
Due to Adviser	385	1,090
Management and incentive fees payable	281	956
Administrative service fee payable	24	460
Interest and credit facility fees payable	13,669	516
Accrued expenses and other liabilities	686	(292)
Net cash used in operating activities	(386,213)	(256,561)
Cash flows from financing activities
Proceeds from issuance of common stock	60,979	233,755
Repurchase of common stock	(61,566)	(383)
Shareholder distributions paid	(35,353)	(12,501)
Borrowings on debt	928,091	238,700
Repayments on debt	(513,500)	(199,750)
Debt issuance costs paid	(4,376)	(563)
Common stock proceeds received in advance	3,280	(2,627)
Net cash provided by financing activities	377,555	256,631
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(8,658)	70
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	49,642	33,335
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$40,984	$33,405
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$15,352	$10,767
Reinvestment of shareholder distributions	8,632	1,249
Shareholder distributions declared	45,155	15,000
Change in distribution payable	1,170	1,251

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$23,421	$19,482
Restricted cash and cash equivalents	17,563	30,160
Total cash and cash equivalents and restricted cash and cash equivalents	$40,984	$49,642

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – Non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (22) (24)	SOFR + 3.25%	6.98%	7/6/2029	$9,825	$9,840	$5,102	0.6%
EET Buyer Inc.	(4) (9) (24) (25)	SOFR + 5.50%	9.14%	11/8/2029	23,017	22,617	22,557	2.4
LeadVenture Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 5.00%	8.73%	6/23/2032	29,661	29,217	29,383	3.2
OEConnection LLC	(4) (9) (22) (23) (24) (25)	SOFR + 4.50%	8.14%	12/23/2032	22,615	22,416	22,714	2.5
						84,090	79,756	8.7
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 6.00%	9.64%	3/19/2031	17,534	17,319	17,485	1.9
CData Software, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 6.00%	9.73%	7/18/2030	24,761	24,429	24,687	2.7
Databricks, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 4.50%	8.11%	1/5/2032	20,000	19,919	20,000	2.2
Inmar, Inc.	(7) (22)	SOFR + 4.50%	8.20%	10/30/2031	27,092	27,060	23,858	2.6
						88,727	86,030	9.4
Diversified Business Services
MS Buyer Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 5.25%	8.98%	7/1/2031	22,274	22,087	22,167	2.4
Denali Intermediate Holdings, Inc.	(9) (22) (23) (24) (25)	SOFR + 5.50%	9.15%	8/26/2032	85,937	85,134	85,148	9.2
						107,221	107,315	11.6
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (5) (13) (19) (23) (24)	SOFR + 9.00% (9.00% PIK)	12.64%	9/13/2030	48,468	44,379	47,741	5.2
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (22)	SOFR + 5.50%	9.17%	5/23/2031	10,127	10,049	10,127	1.1
Stax Purchaser LLC	(4) (10) (22) (23) (24) (25)	SOFR + 7.00%	10.61%	6/6/2030	62,312	61,588	61,652	6.7
TradingScreen Inc.	(4) (9) (22) (23) (25)	SOFR + 6.25%	9.91%	6/12/2031	49,063	48,222	48,170	5.2
Tuple US Bidco LLC	(7) (23)	SOFR + 3.75%	7.38%	1/18/2033	3,491	3,474	3,352	0.4
						167,712	171,042	18.6
Diversified Software
ASG III, LLC	(4) (10) (23) (24) (25)	SOFR + 6.50%	10.16%	10/31/2029	4,463	4,380	4,462	0.5
ASG III, LLC	(4) (10) (23) (24) (25)	SOFR + 6.25%	9.91%	10/31/2029	3,625	3,566	3,599	0.4
ASG III, LLC	(4) (10) (23) (24) (25)	SOFR + 7.00%	10.66%	10/31/2029	332	327	330	0.0
Cegid Group SAS	(4) (7) (22) (23)	SOFR + 5.50%	9.16%	1/31/2030	100,000	98,033	98,000	10.6
Flock Group Inc.	(4) (10) (22) (23) (25)	SOFR + 6.50%	10.15%	6/9/2031	4,167	3,470	3,135	0.3
Modena Buyer LLC	(23)	SOFR + 4.25%	7.91%	7/1/2031	6,688	6,074	6,196	0.7
Rocket Software, Inc.	(8) (22) (23)	SOFR + 3.75%	7.39%	11/28/2028	24,690	24,474	23,519	2.5
Stryder Corp.	(4) (10) (22) (23)	SOFR + 5.50%	9.14%	2/2/2031	34,420	31,777	33,146	3.6
						172,101	172,387	18.6
Education
McKissock Investment Holdings	(6) (9) (22)	SOFR + 5.00%	8.75%	3/12/2029	19,444	19,415	16,665	1.8
Government & Public Service
Aptean, Inc.	(9) (22) (23) (24) (25)	SOFR + 4.75%	8.42%	1/30/2031	45,614	45,407	45,482	4.9
Government, Risk & Compliance
Diligent Corporation	(4) (9) (22) (23) (24) (25)	SOFR + 5.00%	8.67%	8/2/2030	13,426	13,350	13,361	1.4
Diligent Corporation	(4) (9) (22) (23) (24) (25)	SOFR + 8.42% (8.42% PIK)	12.09%	8/2/2030	2,189	2,177	2,180	0.3
Maverick Bidco Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 4.75%	8.42%	12/2/2031	59,633	59,340	59,341	6.4
						74,867	74,882	8.1
Healthcare IT & Technology
A Place For Mom, Inc.	(4) (10) (22) (23) (24)	SOFR + 5.50%	9.14%	2/10/2028	39,627	38,877	39,152	4.2
Arcadia Solutions, Inc.	(4) (10) (22) (23) (24) (25)	SOFR + 5.50%	9.23%	8/12/2032	75,000	74,265	74,169	8.0
Gainwell Acquisition Corp.	(9) (24)	SOFR + 4.00%	7.83%	10/1/2027	6,794	6,536	6,703	0.7
QF Holdings, Inc.	(4) (8) (23) (25)	SOFR + 4.50%	8.23%	12/15/2032	33,762	33,567	33,596	3.6
Zelis Payments Buyer Inc	(7) (23)	SOFR + 3.25%	6.89%	11/26/2031	11,760	11,237	11,499	1.2
						164,482	165,119	17.7

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

June 30, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (22) (23) (24)	SOFR + 9.00%	12.67%	9/14/2029	$19,629	$18,694	$19,629	2.1%
Infrastructure Software & DevOps
Passport Labs, Inc.	(4) (13) (22) (24)	SOFR + 5.25%	8.89%	4/24/2030	26,965	26,857	27,329	3.0
Perforce Software, Inc.	(8) (22) (23) (24)	SOFR + 4.75%	8.39%	3/21/2031	41,460	37,219	22,583	2.4
PowerGem Buyer Inc.	(4) (10) (23) (25)	SOFR + 4.75%	8.42%	11/10/2031	820	669	668	0.1
Stateline Power, LLC	(4) (7) (23)	SOFR + 4.31%	7.93%	3/31/2027	14,597	14,597	14,597	1.6
						79,342	65,177	7.1
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (22) (23) (24) (25)	SOFR + 5.00%	8.67%	8/25/2028	46,201	46,188	46,201	5.0
Zinnia Corporate Holdings, LLC	(4) (13) (22) (23) (24) (25)	SOFR + 6.50%	10.23%	9/21/2029	26,471	26,100	26,291	2.8
						72,288	72,492	7.8
IT Security
Digicert, Inc.	(4) (9) (23) (24) (25)	SOFR + 5.75%	9.39%	7/30/2030	52,433	51,741	52,433	5.7
IT Services & IT Systems Management (Ex-Security)
Boxer Parent Company Inc.	(7) (23)	SOFR + 2.75%	6.42%	7/30/2031	19,899	18,813	17,985	1.9
Flash Charm, Inc.	(9) (22)	SOFR + 3.50%	7.16%	3/2/2028	16,072	15,430	12,547	1.4
Intelishift Technologies, LLC	(4) (10) (23)	SOFR + 7.50%	11.23%	12/31/2027	18,000	17,844	17,838	1.9
Jawbreaker Parent Inc	(4) (8) (23) (24) (25)	SOFR + 4.75%	8.48%	1/30/2033	39,655	39,204	39,155	4.2
Redwood Services Group, LLC	(4) (6) (9) (22) (23) (24) (25)	SOFR + 5.25%	8.94%	6/15/2029	40,234	39,845	40,084	4.3
SMR Holdings, LLC	(4) (10) (22) (23) (24) (25)	SOFR + 5.25%	8.98%	12/24/2029	72,121	71,255	72,009	7.8
Solarwinds Holdings, Inc.	(7) (22) (23)	SOFR + 4.00%	7.67%	4/16/2032	41,692	39,279	35,022	3.8
						241,670	234,640	25.3
Life Sciences, Biotechnology, and Pharmaceuticals
Galaxy Buyer Inc	(4) (10) (23) (24) (25)	SOFR + 4.75%	8.42%	1/12/2033	54,256	53,696	53,729	5.8
Media, Entertainment & Publishing
Bending Spoons US Inc.	(10) (23)	SOFR + 5.88%	9.49%	3/7/2031	16,220	15,635	16,057	1.7
MH Sub I, LLC	(8) (22)	SOFR + 4.25%	7.89%	12/31/2031	7,110	6,994	6,181	0.7
						22,629	22,238	2.4
Real Estate
InhabitIq, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 4.50%	8.14%	1/12/2032	20,464	20,354	20,390	2.2
MRI Software, LLC	(10) (22) (23) (24) (25)	SOFR + 4.75%	8.48%	2/10/2028	27,188	27,113	27,114	2.9
						47,467	47,504	5.1
Retail - Consumer Staples
G3 Frax Acquisition LLC	(4) (10) (23) (25)	SOFR + 6.00%	9.66%	1/30/2032	53,250	52,277	52,281	5.7
Telecom Services & IT Hardware
Angel Lux Bidco SA RL	(4) (5) (6) (7) (17) (22) (23) (24) (25)	SOFR + 5.25%	8.89%	12/19/2032	67,666	67,015	66,916	7.3
Ark Data Centers, LLC	(4) (9) (22) (23) (24) (25)	SOFR + 4.75%	8.48%	11/27/2030	27,750	27,250	27,431	3.0
						94,265	94,347	10.3
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (12) (20) (22) (23) (24)	SOFR + 9.00%	12.63%	8/12/2030	28,615	27,550	28,057	3.0
Metropolis Technologies, Inc.	(7) (22) (23) (24)	SOFR + 5.25%	8.92%	10/20/2032	74,625	73,884	73,599	8.0
						101,434	101,656	11.0
Utilities & Utility Equipment and Services
Edition Holdings, Inc.	(9) (22) (23) (24) (25)	SOFR + 4.50%	8.14%	12/20/2032	36,836	36,659	36,836	4.0
Total First-Lien Debt						1,796,184	1,771,640	191.7

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

June 30, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Preferred Equity
Insurance
Cover Genius Holdings, Inc.	(4) (15) (23)	N/A		N/A	531,243	$34,459	$34,459	3.7%
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (23) (24) (28)	N/A		N/A	11,082	355	359	0.0
Metropolis Technologies, Inc.	(4) (23) (24)	N/A	17.50%	5/16/2034	480,000	456	480	0.1
						811	839	0.1
Total Preferred Equity						35,270	35,298	3.8
Other Equity
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (5) (15) (19) (23) (24)			9/13/2030	120,812	4,383	5,195	0.6
HPC Preferred Opportunities, L.P.	(23) (25) (27)			1/30/2036	7,284	7,284	7,187	0.8
						11,667	12,382	1.4
Diversified Software
Flock Group Inc.	(4) (15)			N/A	89,585	656	656	0.1
Stryder Corp.	(4) (15) (23)			2/2/2036	52,291	2,370	2,615	0.3
						3,026	3,271	0.4
Insurance
Cover Genius Holdings, Inc.	(4) (15) (23)			N/A	25,297	1,641	1,641	0.2
Life Sciences, Biotechnology, and Pharmaceuticals
Galaxy Topco I, L.P.	(4) (15) (23) (24)			N/A	1,591	1,591	1,638	0.2
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19) (23) (24)			9/16/2029	19,200	1,312	2,112	0.2
Financials
HPC GPFS Arsenal Co-Invest (Cayman) LP	(5) (23) (25) (27)			5/14/2036	4,949	4,949	4,949	0.5
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (15) (20) (23) (24)			8/11/2030	178,935	1,384	1,342	0.1
Metropolis Technologies, Inc.	(4) (15) (23) (24) (28)			5/16/2034	280	20	302	0.0
						1,404	1,644	0.1
Total Other Equity						25,590	27,637	3.0
Total Investments - Non-controlled/non-affiliated						1,857,044	1,834,575	198.5

Investments – Non-controlled/affiliated
Other Equity
Architecture, Construction & Engineering
Tactical Equipment III, L.P.	(21) (23) (27)			3/17/2033	30,000	29,069	29,069	3.2
Total Other Equity						29,069	29,069	3.2
Total Investments - Non-controlled/affiliated						29,069	29,069	3.2

Total Investments						1,886,113	1,863,644	201.7
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						40,984	40,984	4.4
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$1,927,097	$1,904,628	206.1

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
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. Variable rate loans typically include an interest reference rate floor feature.

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
5.
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, nonqualifying assets represented 10.8% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of June 30, 2026 was 0.50%.
9.
The interest rate floor on these investments as of June 30, 2026 was 0.75%.
10.
The interest rate floor on these investments as of June 30, 2026 was 1.00%.
11.
The interest rate floor on these investments as of June 30, 2026 was 1.25%.
12.
The interest rate floor on these investments as of June 30, 2026 was 1.50%.
13.
The interest rate floor on these investments as of June 30, 2026 was 2.00%.
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
21.
The headquarters of this portfolio company is located in Cayman Islands.
22.
All or a portion of these investments are being secured as collateral in relation to the DB Credit Facility (as defined in Note 6. Borrowings).
23.
All or a portion of these investments are being secured as collateral in relation to the ING Credit Facility (as defined in Note 6. Borrowings).
24.
All or a portion of these investments are being secured as collateral in relation to the Securitization Debt (as defined in Note 6. Borrowings).
25.
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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

June 30, 2026

(dollars in thousands, except share and per share data)

Investments – Non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Angel Lux Bidco SA RL	Delayed Draw	12/19/2032	$7,334	$(73)
Aptean, Inc.	Delayed Draw	1/30/2031	4,631	(12)
Aptean, Inc.	Revolver	1/30/2031	2,290	(6)
Arcadia Solutions, Inc.	Revolver	8/12/2032	12,500	(119)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	9,625	(82)
Ark Data Centers, LLC	Revolver	11/27/2030	125	(1)
ASG III, LLC	Delayed Draw	10/31/2029	1,717	(9)
ASG III, LLC	Revolver	10/31/2029	1,325	-
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	(5)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,020	(3)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,158	(3)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(6)
Databricks, Inc.	Delayed Draw	1/5/2032	4,500	-
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	6,956	(59)
Digicert, Inc.	Revolver	7/30/2030	3,702	-
Diligent Corporation	Revolver	8/2/2030	1,003	(5)
Edition Holdings, Inc.	Revolver	12/20/2032	2,720	-
Edition Holdings, Inc.	Delayed Draw	12/20/2032	6,795	-
EET Buyer Inc.	Delayed Draw	11/8/2029	7,692	(115)
Flock Group Inc.	Delayed Draw	6/9/2031	33,333	(917)
G3 Frax Acquisition LLC	Revolver	1/30/2032	5,500	(91)
Galaxy Buyer Inc	Revolver	1/12/2032	5,217	(44)
Galaxy Buyer Inc	Delayed Draw	1/12/2033	2,504	(21)
HPC GPFS Arsenal Co-Invest (Cayman) LP	Other Equity	5/14/2036	5,051	-
HPC Preferred Opportunities, L.P.	Other Equity	1/30/2036	57,811	(95)
InhabitIQ, Inc.	Delayed Draw	1/12/2032	5,742	(14)
InhabitIQ, Inc.	Revolver	1/12/2032	3,589	(9)
Integrity Marketing Acquisition, LLC	Delayed Draw	8/25/2028	2,363	-
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	5,942	-
Jawbreaker Parent Inc	Delayed Draw	1/30/2033	5,172	(52)
Jawbreaker Parent Inc	Revolver	1/30/2033	5,172	(52)
LeadVenture Inc.	Delayed Draw	6/23/2032	2,665	(21)
LeadVenture Inc.	Revolver	6/23/2032	2,456	(20)
Maverick Bidco Inc.	Revolver	12/2/2031	2,385	(11)
Maverick Bidco Inc.	Delayed Draw	12/2/2031	2,982	(13)
Mews Systems B.V.	Delayed Draw	9/14/2029	85	-
MRI Software, LLC	Revolver	2/10/2028	1,389	(3)
MRI Software, LLC	Delayed Draw	2/10/2028	993	(2)
MS Buyer, Inc.	Revolver	7/1/2031	1,432	(6)
OEConnection LLC	Delayed Draw	12/23/2032	1,693	6
OEConnection LLC	Revolver	12/23/2032	2,116	8
Powergem Buyer Inc.	Revolver	11/10/2031	1,750	(26)
Powergem Buyer Inc.	Delayed Draw	11/10/2031	16,500	-
Powergem Buyer Inc.	Delayed Draw	11/10/2031	15,680	(120)
QF Holdings, Inc.	Delayed Draw	12/15/2032	7,219	(27)
QF Holdings, Inc.	Revolver	12/15/2032	4,019	(15)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	19,686	(49)
SMR Holdings, LLC	Revolver	12/24/2029	2,750	(4)
Stax Purchaser LLC	Delayed Draw	6/6/2030	3,742	(36)
Stax Purchaser LLC	Delayed Draw	6/6/2030	702	(7)
Stax Purchaser LLC	Revolver	6/6/2030	2,692	(26)
Tradingscreen Inc.	Delayed Draw	6/12/2031	6,057	(91)
Tradingscreen Inc.	Revolver	6/12/2031	4,442	(67)
Zinnia Corporate Holdings, LLC	Delayed Draw	9/21/2029	3,529	(21)
Total Unfunded Commitments			$323,855	$(2,344)

26.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of June 30, 2026
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$1,682,278	89.2%	$1,653,456	88.7%
Canada	28,934	1.5	29,399	1.6
Cayman Islands	29,069	1.5	29,069	1.6
Luxembourg	10,049	0.5	10,127	0.5
Netherlands	68,768	3.6	74,677	4.0
Switzerland	67,015	3.7	66,916	3.6
Total	$1,886,113	100.0%	$1,863,644	100.0%

27.
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
28.
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

Also on June 30, 2025, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company reclassified and redesignated (i) 50,000,000 shares of Class I Common Stock as shares of Class S Common Stock, $0.01 par value per share (the “Class S Common Stock”), and (ii) 50,000,000 shares of Class I Common Stock as shares of Class D Common Stock, $0.01 par value per share (the “Class D Common Stock” and, together with the Class I Common Stock and the Class S Common Stock, the “Common Stock”). The Articles Supplementary became effective on June 30, 2025, immediately after the effectiveness of the Articles of Amendment. See Note 9. Net Assets, for total shares issued and outstanding for all share classes as of and for the six months ended June 30, 2026 and 2025.

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

Consolidation

As provided under ASC 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, BDC CA Lender, LLC, VCSL Funding 1 LLC (“VCSL Funding 1”), VCSL Funding 2 LLC, VCP RRL ABS V, LLC, VCP RRL ABS V Investor, LLC (“ABS V Investor”) and VCSL Equity Company, LLC. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of June 30, 2026 and December 31, 2025, there were four and one loans, respectively, in the portfolio that earned PIK income. For the three and six months ended June 30, 2026, the Company earned $1,555 and $3,068 of PIK interest income, respectively. For the three and six months ended June 30, 2025, the Company earned $241 and $292 of PIK interest income, respectively. For the three and six months ended June 30, 2026, the Company capitalized $0 and $2,777 of PIK interest income, respectively. For the three and six months ended June 30, 2025, the Company capitalized $241 and $292 of PIK interest income, respectively.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. When a loan is placed on non-accrual status, the recognition of interest income generally ceases, and accrued but unpaid interest is generally reversed. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable under applicable U.S. GAAP guidance. The Company remains contractually entitled to any interest that continues to accrue under the terms of the loan.

Cash receipts received on non-accrual loans are recognized as interest income only when collection of the loan’s principal is reasonably assured. Otherwise, such cash receipts are applied as a reduction of the loan’s recorded investment. A non-accrual loan may be restored to accrual status when past-due principal and interest are paid or when there is no longer reasonable doubt that principal and interest will be collected in full and, in the Company’s judgment, the loan is likely to remain current. The Company may make exceptions to its non-accrual policy when a loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

The Company did not have any loans on non-accrual status as of June 30, 2026 or December 31, 2025.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2026, the Company earned $380 and $3,574, respectively, in other income, primarily from prepayment fees and unused fees. For the three and six months ended June 30, 2025, the Company earned $190 and $478, respectively, in other income, primarily from unused fees.

Dividend income on equity securities in limited liability companies, partnerships, and other private entities, is recorded as dividend on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued, recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2026, the Company earned $1,066 and $2,070, respectively, in dividend income. For the three and six months ended June 30, 2025, the Company earned $193 and $384, respectively, in dividend income.

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

For the three and six months ended June 30, 2026, the Company incurred $1 and $185 of offering costs, and amortized $138 and $312 of offering costs, respectively. For the three and six months ended June 30, 2025, the Company incurred $51 and $293 of offering costs, and amortized $86 and $107 of offering costs, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had $8,345 and $5,694 of unamortized deferred financing costs, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2026, was $1,043 and $1,881, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2025, was $427 and $824, respectively.

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

Interest Rate Swaps

In connection with the 2025 Notes (as defined in Note 6. Borrowings), the Class A-2 Notes and the Class B-2 Notes issued in the ABS V Securitization (as defined in Note 6. Borrowings), the Company entered into interest rate swap agreements with ING Capital Markets LLC (“ING”) to more closely align the interest rate of these liabilities with the Company's investment portfolio, which consists primarily of variable rate loans. The Company designated these interest rate swaps and the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes as a qualifying fair value hedge accounting relationship. See Note 6. Borrowings for more information on the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes. The outstanding interest rate swap contracts as of June 30, 2026 and December 31, 2025 were as follows:

As of June 30, 2026
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
ING	Tranche A Notes	5.85%	3M SOFR+	2.512%	10/2/2028	$62,500	$-	$(1,016)
ING	Tranche B Notes	6.22%	3M SOFR+	2.8155%	10/2/2030	37,500	-	(911)
ING	Tranche C Notes	5.85%	3M SOFR+	2.448%	10/2/2028	62,500	-	(929)
ING	Tranche D Notes	6.22%	3M SOFR+	2.736%	10/2/2030	37,500	-	(793)
ING	Class A-2 Notes	5.49%	3M SOFR+	1.974%	1/20/2029	179,350	-	(2,329)
ING	Class B-2 Notes	7.24%	3M SOFR+	3.692%	1/20/2029	21,541	-	(279)
						$400,891	$-	$(6,257)

As of December 31, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
ING	Tranche A Notes	5.85%	3M SOFR+	2.512%	10/2/2028	$62,500	$-	$(128)
ING	Tranche B Notes	6.22%	3M SOFR+	2.8155%	10/2/2030	37,500	-	(230)
ING	Tranche C Notes	5.85%	3M SOFR+	2.448%	10/2/2028	62,500	-	(23)
ING	Tranche D Notes	6.22%	3M SOFR+	2.736%	10/2/2030	37,500	-	(99)
						$200,000	$-	$(480)

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the three and six months ended June 30, 2026, the net unrealized gain (loss) related to the fair value hedge were $(12) and $22, respectively, which are included in interest expense and credit facility fees in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2025. The table below presents the components of the net unrealized gain (loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, the hedged items, the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026 and 2025.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Hedging instruments (Interest rate swaps)	$(3,778)	$-	$(5,777)	$-
Hedged items (2025 Notes, Class A-2 Notes and Class B-2 Notes)	3,766	-	5,799	-
Fair market value adjustments for hedge accounting recognized in interest expense	$(12)	$-	$22	$-

The table below presents the carrying value of the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes as of June 30, 2026 and December 31, 2025 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase (decrease)) from the current hedging relationships included in such carrying value:

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
Tranche A Notes	$61,558	$942	$62,444	$56
Tranche B Notes	36,664	836	37,359	141
Tranche C Notes	61,637	863	62,538	(38)
Tranche D Notes	36,772	728	37,478	22
Class A-2 Notes	177,018	2,332	-	-
Class B-2 Notes	21,262	279	-	-
	$394,911	$5,980	$199,819	$181

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from ING, if any, is included in the Consolidated Statements of Assets and Liabilities as restricted cash. As of June 30, 2026 and December 31, 2025, there was $7,101 and $501, respectively, of collateral pledged for derivatives which is included in restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Assets and Liabilities, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2026 and December 31, 2025.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

As of June 30, 2026
Counterparty	Statement of Assets and Liabilities Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received) / Pledged (1)	Net Amounts (2)
ING	Net unrealized depreciation on derivatives	$-	$(6,257)	$(6,257)	$7,101	$-

As of December 31, 2025
Counterparty	Statement of Assets and Liabilities Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received) / Pledged (1)	Net Amounts (2)
ING	Net unrealized depreciation on derivatives	$-	$(480)	$(480)	$501	$-

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2026, there were three and four transfers, respectively, from Level 2 to Level 3 and zero and one transfer, respectively, from Level 3 to Level 2 that was a result of changes in the observability of significant inputs for these portfolio companies. For the three and six months ended June 30, 2025, there were no transfers from Level 2 and Level 3 resulting from changes in the observability of significant inputs for these portfolio companies.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following tables summarize the Company’s investments and certain liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$303,582	$1,468,058	$1,771,640
Preferred equity	-	-	35,298	35,298
Other equity	-	-	15,501	15,501
Total	$-	$303,582	$1,518,857	1,822,439
Investments measured at net asset value(1)				41,205
Total Investments				$1,863,644
Liabilities
Interest Rate Swaps	$-	$6,257	$-	$6,257
Total				$6,257

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended June 30, 2026			Financial Assets For the Six Months Ended June 30, 2026
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$1,130,368	$11,990	$1,142,358	$931,151	$9,329	$940,480
Purchases	259,374	37,886	297,260	501,320	40,742	542,062
Paydowns	(28,121)	-	(28,121)	(107,146)	-	(107,146)
Accretion of discount	1,053	-	1,053	1,571	-	1,571
PIK interest	-	-	-	2,777	-	2,777
Net change in unrealized appreciation (depreciation)	1,365	923	2,288	(982)	728	(254)
Transfers into Level 3	104,019	-	104,019	194,515	-	194,515
Transfers out of Level 3	-	-	-	(55,148)	-	(55,148)
Balance, end of period	$1,468,058	$50,799	$1,518,857	$1,468,058	$50,799	$1,518,857
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$1,154	$923	$2,077	$(782)	$728	$(54)

	Financial Assets For the Three Months Ended June 30, 2025			Financial Assets For the Six Months Ended June 30, 2025
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$324,866	$9,367	$334,233	$265,090	$5,987	$271,077
Purchases	120,101	-	120,101	178,555	2,938	181,493
Paydowns	(223)	-	(223)	(430)	-	(430)
Accretion of discount	359	-	359	619	-	619
PIK interest	241	-	241	292	-	292
Net change in unrealized appreciation	1,825	331	2,156	3,043	773	3,816
Balance, end of period	$447,169	$9,698	$456,867	$447,169	$9,698	$456,867
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$1,825	$331	$2,156	$3,043	$773	$3,816

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2026:

				Range
	Fair Value as of June 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Low		High		Weighted Average
First-lien debt	$1,295,527	Yield Analysis	Discount Rate	8.13%		13.51%		9.74%
	172,531	Recent Transactions	Transaction Price	98.00		99.25		98.23
Preferred equity	480	Yield Analysis	Discount Rate	19.10%		19.10%		19.10%
	34,818	Market Approach	EBITDA Multiple	11.55x		30.25x		11.74	x
Other equity	1,941	Market Approach	EBITDA Multiple	8.50	x	30.25x		12.73	x
	13,560	Market Approach	Revenue Multiple	4.00	x	22.25	x	7.63	x
Total Level 3 investments	$1,518,857

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

The following table presents the carrying value and fair value of the Company’s debt as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$959,410	$959,410	$544,819	$544,819

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

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three and six months ended June 30, 2026 was $2,918 and $5,907, respectively. The Management Fee incurred for the three and six months ended June 30, 2025 was $1,053 and $1,907, respectively. As of June 30, 2026 and December 31, 2025, $2,918 and $2,098, respectively, remain payable.

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

The Company will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
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

For the three and six months ended June 30, 2026, the Company incurred an Investment Income Incentive Fee of $2,804 and $6,132, respectively. For the three and six months ended June 30, 2025, the Company incurred an Investment Income Incentive Fee of $1,072 and $1,881, respectively. As of June 30, 2026 and December 31, 2025, $2,804 and $2,333, respectively, remain payable.

(ii)
Capital Gains Incentive Fee

The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable in arrears at the end of each calendar year in an armount equal to 12.5% of cumulative realized capital gains from initial drawdown through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis less the aggregate amount of any previously paid Capital Gains Incentive Fee.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gains Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a Capital Gains Incentive Fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gains Incentive Fee paid and Capital Gains Incentive Fee accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended June 30, 2026, the Company had reversals in the Capital Gains Incentive Fee of $0 and $(1,009), respectively. For the three and six months ended June 30, 2025, the Company accrued a Capital Gains Incentive Fee of $303 and $41, respectively. As of June 30, 2026 and December 31, 2025, there was $0 and $1,009, respectively, of Capital Gains Incentive Fee payable, none of which is contractually payable under the terms of the Investment Advisory Agreement.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three and six months ended June 30, 2026, $5,722 and $11,030 of management and incentive fees were incurred, respectively, and $5,722 remain payable as of June 30, 2026. For the three and six months ended June 30, 2025, $2,428 and $3,829 of management and incentive fees were incurred, respectively, and $2,473 was payable as of June 30, 2025.

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

For the three and six months ended June 30, 2026, the Company incurred $416 and $976, respectively, in administrative service fees under the Administration Agreement, none of which were waived by the Adviser. For the three and six months ended June 30, 2025, the Company incurred $329 and $648, respectively, in administrative service fees under the Administration Agreement, of which $79 and $188, respectively, were waived by the Adviser. As of June 30, 2026 and December 31, 2025, $425 and $401, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2026, the Company accrued distribution and shareholder servicing fees of $217 and $432, respectively, which were attributable to Class S Common Stock. For the three and six months ended June 30, 2025, the Company did not accrue any distribution and shareholder servicing fees. There were no shares of Class D Common Stock outstanding during the three and six months ended June 30, 2026 and 2025.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company has not made any Reimbursement Payments to the Adviser. For the three and six months ended June 30, 2026 and 2025, the Adviser did not pay for any operating expenses subject to the Expense Support Agreement. As of each of June 30, 2026 and December 31, 2025, Due to Adviser included $3,600 related to expenses subject to the Expense Support Agreement. Due to Adviser also included $1,716 and $1,331, respectively, representing amounts payable to the Adviser for ongoing professional and other general administrative expenses paid on behalf of the Company. These amounts are not subject to, or otherwise related to, the Expense Support Agreement.

Board of Directors

The Board currently consists of five members, three of whom are independent directors. The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three and six months ended June 30, 2026, the Company incurred $90 and $167, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. For the three and six months ended June 30, 2025, the Company incurred $84 and $150, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $0 was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Commitments

Total capital commitments as of June 30, 2026 and December 31, 2025, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three and six months ended June 30, 2026, VHG Capital, L.P. did not purchase any shares of common stock. During the three and six months ended June 30, 2025, VHG Capital, L.P. purchased 0.000 and 138,423.924 shares of common stock, respectively, for a total purchase price of $0 and $2,712, respectively.

6.
BORROWINGS

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, asset coverage was 196.2% and 273.8%, respectively.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. VCSL Funding 1 was in compliance with all covenants and other requirements as of June 30, 2026 and December 31, 2025.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Company was in compliance with all covenants and other requirements under the ING Credit Facility as of June 30, 2026 and December 31, 2025.

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

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a business development company, maintaining a minimum amount of stockholders’ equity and a minimum asset coverage ratio. The Company was in compliance with all terms and conditions of the Note Purchase Agreement and the 2025 Notes as of June 30, 2026 and December 31, 2025.

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

The Indenture contains customary terms and conditions for asset-backed securitization transactions, including, without limitation, affirmative and negative covenants of the Issuer, such as maintenance of the Issuer’s existence, protection of assets, restrictions on the Issuer’s business activities and reporting obligations. The Issuer and the Company, in its capacity as Collateral Manager, were in compliance with all applicable terms and conditions of the Indenture as of June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company had no short-term borrowings.

The Company’s debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$200,000	$87,000	$113,000	$113,000
DB Credit Facility	450,000	365,500	84,500	6,754
Securitization Debt	387,891	312,891	75,000	75,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2025
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$11,894	$5,286	$21,398	$9,909
Facility unused commitment fee	721	265	1,345	550
Amortization of deferred financing costs	1,043	427	1,881	824
Total interest expense and credit facility fees	$13,658	$5,978	$24,624	$11,283
Cash paid for interest expense and credit facility fees	$11,029	$5,795	$15,352	$10,767
Weighted average contractual interest rate (1)	6.16%	6.61%	6.08%	6.68%
Average principal debt outstanding	$772,803	$319,790	$703,681	$296,687

(1)
Weighted average contractual interest rate for the three and six months ended June 30, 2026 and 2025 is calculated as interest expense (excluding unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of June 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2026	December 31, 2025
Interest expense payable	$17,841	$4,116
Unused commitment fee payable	134	190
Total interest expense and credit facility fees payable	$17,975	$4,306

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

7.
COMMITMENTS AND CONTINGENCIES

Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction,such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief,at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they become due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the 1940 Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 or December 31, 2025, for any such exposure.

A summary of significant contractual payment obligations was as follows as of June 30, 2026:

	Payments Due by Period as of June 30, 2026
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$87,000	$-	$-	$87,000	$-
DB Credit Facility	365,500	-	-	365,500	-
Securitization Debt	312,891	-	-	312,891	-
2025 Notes	200,000	-	125,000	75,000	-

The Company had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of June 30, 2026 and December 31, 2025:

	Par Value as of
	June 30, 2026	December 31, 2025
Delayed draw loan commitments	$175,119	$100,480
Revolving loan commitments	85,874	69,996
Other equity commitments	62,862	8,919
Total unfunded commitments	$323,855	$179,395

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

8.
FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30, 2026
	Class I	Class S
Per Share Data:
Net asset value per share, beginning of period	$19.75	$19.75
Net investment income (loss) (1)	0.91	0.84
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.59)	(0.60)
Net increase (decrease) in net assets resulting from operations	0.32	0.24
Stockholder distributions from net investment income (3)	(0.94)	(0.86)
Net asset value per share, end of period	$19.13	$19.13
Number of shares outstanding, end of period	42,868,973.313	5,366,988.719
Total return based on net asset value (4)	1.66%	1.24%
Net assets, end of period	$820,114	$102,674
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	3.65%	4.09%
Expenses before incentive fees, after waivers and reimbursements of expenses	3.65%	4.09%
Expenses after incentive fees, before waivers and reimbursements of expenses	4.20%	4.64%
Expenses after incentive fees and waivers and reimbursements of expenses	4.20%	4.64%
Net investment income (loss)	4.73%	4.32%
Interest expense and credit facility fees	2.63%	2.64%
Ratio/Supplemental Data:
Asset coverage, end of period (6)	196.18%	196.18%
Portfolio turnover	11.29%	11.29%
Total committed capital, end of period	$1,079,007	$102,710
Ratio of total contributed capital to total committed capital, end of period	77.65%	100.00%
Weighted-average shares outstanding	43,473,781.532	5,328,075.044

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
(5)
These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each month during the reporting period.
(6)
Represents a fund level calculation applicable to both Class I Common Stock and Class S Common Stock.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

For the Six Months Ended June 30, 2025
Class I
Per Share Data:
Net asset value per share, beginning of period	$19.80
Net investment income (loss) (1)	0.84
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.82
Stockholder distributions from net investment income (3)	(0.96)
Net asset value per share, end of period	$19.66
Number of shares outstanding, end of period	25,374,033.382
Total return based on net asset value (4)	4.23%
Net assets, end of period	$498,895
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	4.56%
Expenses before incentive fees, after waivers and reimbursements of expenses	4.51%
Expenses after incentive fees, before waivers and reimbursements of expenses	5.10%
Expenses after incentive fees and waivers and reimbursements of expenses	5.04%
Net investment income (loss)	3.65%
Interest expense and credit facility fees	3.14%
Ratio/Supplemental Data:
Asset coverage, end of period	287.48%
Portfolio turnover	4.55%
Total committed capital, end of period	$746,526
Ratio of total contributed capital to total committed capital, end of period	66.80%
Weighted-average shares outstanding	15,630,730.305

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

As of June 30, 2026 and December 31, 2025, the Company had $241,126 and $231,126, respectively, of uncalled capital commitments from stockholders and $16,615 and $16,615, respectively, of which is from entities affiliated with or related to the Adviser.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Total shares issued and outstanding for all share classes as of June 30, 2026 and December 31, 2025 were 48,235,962.032 and 47,925,459.905, respectively. The following tables summarize activity in the number of shares issued and proceeds received during the six months ended June 30, 2026:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/2/2026	1,143,056.311	$22,580	$19.75
2/2/2026	315,896.044	6,207	19.65
3/2/2026	1,026,690.050	19,889	19.37
4/1/2026	170,417.733	3,288	19.29
5/1/2026	254,970.884	4,896	19.21
6/1/2026	79,052.314	1,508	19.08

	Class S
Date	Shares Issued	Proceeds Received	Issuance Price per Share
2/2/2026	712.560	$14	$19.65
3/2/2026	19,358.196	375	19.37
5/1/2026	7,810.206	150	19.21
6/1/2026	68,125.960	1,300	19.08

For the six months ended June 30, 2026, the Company transferred 256,971.145 shares of Class I Common Stock to Class S Common Stock with an aggregate net asset value of $5,049. There were no share transfers for the six months ended June 30, 2025.

The following table summarizes activity in the number of shares issued and proceeds received during the six months ended June 30, 2025:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/6/2025	213,131.313	$4,220	$19.80
2/3/2025	273,654.822	5,391	19.70
3/3/2025	586,080.184	11,475	19.58
3/31/2025	1,531,393.567	30,000	19.59
4/1/2025	563,117.660	11,031	19.59
5/1/2025	670,297.282	13,078	19.51
6/2/2025	626,578.412	12,306	19.64
6/30/2025	7,439,160.776	146,254	19.66

The following table summarizes the Company’s distributions declared during the six months ended June 30, 2026:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.16000
2/27/2026	2/27/2026	3/11/2026	0.16000
3/30/2026	3/31/2026	4/9/2026	0.16000
4/30/2026	4/30/2026	5/27/2026	0.16000
5/29/2026	5/29/2026	6/25/2026	0.15000
6/30/2026	6/30/2026	7/27/2026	0.15000

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.14574
2/27/2026	2/27/2026	3/11/2026	0.14719
3/30/2026	3/31/2026	4/9/2026	0.14602
4/30/2026	4/30/2026	5/27/2026	0.14652
5/29/2026	5/29/2026	6/25/2026	0.13614
6/30/2026	6/30/2026	7/27/2026	0.13667

The following table summarizes the Company’s distributions declared during the six months ended June 30, 2025:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2025	1/31/2025	2/6/2025	$0.16000
2/28/2025	2/28/2025	3/6/2025	0.16000
3/28/2025	3/28/2025	4/7/2025	0.15500
4/30/2025	4/30/2025	5/8/2025	0.16000
5/28/2025	5/29/2025	6/6/2025	0.16000
6/26/2025	6/27/2025	7/7/2025	0.16250

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the six months ended June 30, 2026:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	57,143.660	$1,129	$19.75
1/30/2026	1/30/2026	2/10/2026	84,558.136	1,661	19.65
2/27/2026	2/27/2026	3/11/2026	87,223.900	1,690	19.37
3/30/2026	3/31/2026	4/9/2026	85,215.101	1,644	19.29
4/30/2026	4/30/2026	5/27/2026	71,969.723	1,382	19.21
5/29/2026	5/29/2026	6/25/2026	57,647.171	1,100	19.08

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	146.603	$3	$19.75
1/30/2026	1/30/2026	2/10/2026	148.331	3	19.65
2/27/2026	2/27/2026	3/11/2026	165.966	3	19.37
3/30/2026	3/31/2026	4/9/2026	274.014	5	19.29
4/30/2026	4/30/2026	5/27/2026	278.296	5	19.21
5/29/2026	5/29/2026	6/25/2026	318.987	6	19.08

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the six months ended June 30, 2025:

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

The following table presents share repurchases completed under the share repurchase program during the six months ended June 30, 2026 and 2025.

Repurchase Deadline Request	Total Number of Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
January 22, 2026	777,849.792	1.62%	$19.75	December 31, 2025	$15,365
April 21, 2026	2,437,463.588	5.00%	19.29	March 31, 2026	46,128

Repurchase Deadline Request	Total Number of Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
April 21, 2025	19,735.281	0.12%	$19.59	March 31, 2025	$383

(1)
The percentage is based on the total shares outstanding as of the end of the calendar month immediately preceding the filing date.
(2)
Amount repurchased is net of any early redemption fees.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

10.
EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	Class I		Class I
	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net increase (decrease) in net assets resulting from operations	$11,924	$9,624	$12,849	$13,450
Weighted average shares outstanding	43,152,841.860	17,253,088.890	43,473,781.532	15,630,730.305
Basic and diluted earnings (loss) per share	$0.28	$0.56	$0.30	$0.86

	Class S		Class S
	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net increase (decrease) in net assets resulting from operations	$1,272	$-	$1,150	$-
Weighted average shares outstanding	5,346,692.480	-	5,328,075.044	-
Basic and diluted earnings (loss) per share	$0.24	$-	$0.22	$-

11.
SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The principal operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer). The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

12.
SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On June 17, 2026, the Company delivered a drawdown notice to its Class I stockholders relating to the issuance of 3,659,047.830 shares of the Company's Class I Common Stock for an aggregate price of $70,000. The shares were issued on July 1, 2026.

On July 29, 2026, the Company redeemed 744,011.166 and 128,777.708 shares of Class I Common Stock and Class S Common Stock, respectively, for total proceeds disbursed of $13,963 and $2,414, respectively, subject to a tender offer filed with the SEC on June 24, 2026.

On July 30, 2026, the Company declared a distribution for its Common Stock of $0.1500 per share, payable on August 27, 2026 to shareholders of record as of July 30, 2026.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

As of August 3, 2026, the Company sold shares of its Common Stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $1,995 of subscription agreements entered into by the Company and its investors.

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

On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of June 30, 2026, we had received capital commitments totaling $1,181.7 million. As of June 30, 2026, we have issued 48,235,962.032 shares of our common stock, for gross proceeds of $1,013.2 million.

Total capital commitments as of June 30, 2026, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of June 30, 2026, VHG Capital, L.P. had purchased 1,688,668.335 shares of common stock for a total purchase price of $33.4 million.

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

As of June 30, 2026 and December 31, 2025, our portfolio by investment strategy at fair value was comprised of the following:

	As of June 30, 2026		As of December 31, 2025
(In thousands)	Fair Value	% of Total Value	Fair Value	% of Total Value
Sponsor Credit	$1,300,786	69.8%	$927,884	63.2%
Founder Direct	355,589	19.1	348,766	23.8
Syndicated Credit	207,269	11.1	191,578	13.0
Total	$1,863,644	100.0%	$1,468,228	100.0%

Below is a summary of certain characteristics of our investment portfolio as of June 30, 2026 and December 31, 2025. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

Portfolio Characteristics:	As of June 30, 2026	As of December 31, 2025
Number of investments	136	115
Number of portfolio companies	62	49
Weighted average loan-to-value (“LTV”)(1)	38.6%	37.2%
Weighted average gross margin(2)	67.5%	65.5%
Weighted average EBITDA margin(3)	37.5%	36.6%
Percentage of total investments at fair value
First-lien debt	95.1%	97.2%
Preferred and Other Equity	4.9%	2.8%
Percentage of debt investments at fair value
Floating rate(4)	100.0%	99.3%
Fixed interest rate	0.0%	0.7%

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
(2)
Gross margin is calculated as gross profit divided by total revenue of the portfolio company. As of each June 30, 2026 and December 31, 2025, excludes four portfolio company investments where gross margin is not reported by the portfolio company.
(3)
EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes sixteen and thirteen portfolio company investments as of June 30, 2026 and December 31, 2025, respectively, where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4)
Primarily subject to interest rate floors.

Our investment activity for the three and six months ended June 30, 2026 and 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Investments:
Total investments at amortized cost, beginning of period	$1,614,726	$597,969	$1,460,156	$504,119
New investments purchased	298,904	138,614	602,918	257,185
Net accretion of discount on investments	1,624	442	5,197	798
PIK interest capitalized	-	241	2,777	292
Investments sold or repaid	(29,141)	(3,033)	(184,935)	(28,161)
Total investments at amortized cost, end of period	$1,886,113	$734,233	$1,886,113	$734,233

The industry(1) compositions of the portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026		As of December 31, 2025
Industry Composition:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Architecture, Construction & Engineering	1.5%	1.6%	2.1%	2.0%
Automobiles & Automobile Parts	4.5	4.3	4.2	4.1
Data & Analytics	4.7	4.6	6.0	6.0
Diversified Business Services	5.7	5.8	6.8	6.9
Diversified Consumer Services	-	-	1.0	1.0
Diversified Financial Institutions & Services	9.5	9.8	7.8	8.0
Diversified Software	9.3	9.4	7.3	7.4
Education	1.0	0.9	1.3	1.3
Financials	0.3	0.3	0.1	0.1
Government & Public Service	2.4	2.4	3.1	3.1
Government, Risk & Compliance	4.0	4.0	5.1	5.1
Healthcare IT & Technology	8.7	8.9	10.4	10.4
Hotels, Restaurants & Leisure	1.1	1.2	1.3	1.4
Infrastructure Software & DevOps	4.2	3.5	4.1	3.9
Insurance	5.7	5.8	5.0	5.0
IT Security	2.7	2.8	5.7	5.7
IT Services & IT Systems Management (Ex-Security)	12.9	12.5	11.7	11.7
Life Sciences, Biotechnology, and Pharmaceuticals	2.9	3.0	-	-
Media, Entertainment & Publishing	1.2	1.2	2.3	2.2
Real Estate	2.5	2.5	3.2	3.2
Retail - Consumer Staples	2.8	2.8	-	-
Telecom Services & IT Hardware	5.0	5.1	1.7	1.7
Transportation, Logistics & Supply Chain	5.5	5.6	7.9	7.9
Utilities & Utility Equipment and Services	1.9	2.0	1.9	1.9
Total	100.0%	100.0%	100.0%	100.0%

(1)
We use an internally developed industry classification system which was developed using the Global Industry Classification Standard (GICS®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.

As of June 30, 2026 and December 31, 2025, investments consisted of the following:

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$1,796,184	$1,771,640	$1,421,188	$1,427,843
Other Equity	54,659	56,706	38,157	39,543
Preferred Equity	35,270	35,298	811	842
Total	$1,886,113	$1,863,644	$1,460,156	$1,468,228

The weighted average investment income yields(1) for our first-lien debt, based on the amortized cost and fair value were as follows:

	For the Six Months Ended June 30, 2026		For the Year Ended December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien debt	9.9%	9.9%	10.5%	10.5%

(1)
The investment income yield is calculated as (a) the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of June 30, 2026, all of our first-lien debt investments were performing and current on their interest payments.

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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026		As of December 31, 2025
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$27,329	1.5%	$20,361	1.4%
Internal Risk Rating 2	1,836,315	98.5	1,447,867	98.6
Internal Risk Rating 3	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$1,863,644	100.0%	$1,468,228	100.0%

As of June 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 1.99 and 1.99, respectively.

Consolidated Results of Operations

For the three and six months ended June 30, 2026 and 2025

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

Investment Income

Investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

(In thousands)	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
First-lien debt	$40,334	$17,118	$82,145	$30,889
Dividend income	1,066	193	2,070	384
Total Investment Income	$41,400	$17,311	$84,215	$31,273

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2026, there were no debt investments on non-accrual status.

Total investment income increased from $17.3 million for the three months ended June 30, 2025 to $41.4 million for the three months ended June 30, 2026 due to the increase in our investment portfolio from $737.2 million at June 30, 2025 to $1.8 billion at June 30, 2026. Total investment income increased from $31.3 million for the six months ended June 30, 2025 to $84.2 million for the six months ended June 30, 2026 also due to the significant increase in our investment portfolio over this twelve month time period.

Our weighted-average investment income yield on total investments, calculated based on the fair value of our income-producing investments, was 9.9% and 10.4% for the three and six months ended June 30, 2026, respectively, compared with 10.3% for both the three and six months ended June 30, 2025. The decline in yield for the three-month period primarily reflected lower SOFR rates, to which substantially all of our variable-rate loans are indexed. The impact of lower SOFR rates on the six-month period was more than offset by higher other fee income earned during the first quarter of 2026, which was non-recurring in nature.

Net investment income after giving effect to any expense support and waivers of expenses for the three and six months ended June 30, 2026 and 2025 was as follows:

(In thousands)	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Total investment income	$41,400	$17,311	$84,215	$31,273
Total expenses	21,772	10,189	40,280	18,335
Expense support and waivers	-	(79)	-	(188)
Net expenses after expense support and waivers	21,772	10,110	40,280	18,147
Net investment income	$19,628	$7,201	$43,935	$13,126

Net investment income increased from $7.2 million for the three months ended June 30, 2025 to $19.6 million for the three months ended June 30, 2026 due to the increase in our investment portfolio from $737.2 million at June 30, 2025 to $1.8 billion at June 30, 2026. Net investment income increased from $13.1 million for the six months ended June 30, 2025 to $43.9 million for the six months ended June 30, 2026 also due to the significant increase in our investment portfolio over this twelve month time period. Waivers and reimbursement of expenses for the three months ended June 30, 2025 are due to voluntarily waived costs and expenses due to the Adviser under the Administration Agreement as the Adviser was voluntarily capping expenses under the Administration Agreement at 15 basis points per annum of total weighted average investments. The voluntary waiver was not applicable for the three months ended June 30, 2026 and is no longer being provided by the Adviser as our costs pursuant to the Administration Agreement are now below the 15 basis points cap. See Note 5. Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

(In thousands)	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Expenses:
Interest expense and credit facility fees	$13,658	$5,978	$24,624	$11,283
Management fees	2,918	1,053	5,907	1,907
Incentive fees	2,804	1,375	5,123	1,922
Distribution and shareholder servicing fees
Class S	217	-	432	-
Professional fees	660	555	1,099	1,011
Other general and administrative expenses	812	671	1,525	1,193
Administrative service fees	416	329	976	648
Offering costs	138	86	312	107
Directors fees	90	84	167	150
Insurance costs	59	58	115	114
Total expenses before expense support and waivers	21,772	10,189	40,280	18,335
Expense support and waivers	-	(79)	-	(188)
Net expenses after expense support and waivers	$21,772	$10,110	$40,280	$18,147

Interest expense and credit facility fees represents interest and fees incurred under the Credit Facilities (defined below). Total interest expense increased from $6.0 million for the three months ended June 30, 2025 to $13.7 million for the three months ended June 30, 2026 due to the increase in our total borrowings outstanding from $266.1 million at June 30, 2025 to $959.4 million at June 30, 2026. Total interest expense increased from $11.3 million for the six months ended June 30, 2025 to $24.6 million for the six months ended June 30, 2026 also due to the significant increase in our total borrowings outstanding over this twelve month time period. For more information about our outstanding borrowings, including the terms thereof, see Note 6. Borrowings in the notes to our consolidated financial statements and in the Liquidity and Capital Resources section below.

Management fees increased as a result of an increase in average gross assets for the three months ended June 30, 2025 to the three months ended June 30, 2026 and for the six months ended June 30, 2025 to the six months ended June 30, 2026.

Incentive fees (includes both the Investment Income Incentive Fee and Capital Gains Incentive Fee as defined in Note 5. Related Party Transactions) increased due to an increase in the Investment Income Incentive Fee as a result of an increase in pre-incentive fee net investment income for the three months ended June 30, 2025 to the three months ended June 30, 2026 and for the six months ended June 30, 2025 to the six months ended June 30, 2026. For the three and six months ended June 30, 2026 and 2025, we exceeded the 5.0% hurdle rate and the Adviser earned 12.5% of pre-incentive fee net investment income. For the three and six months ended June 30, 2026, the Company recorded Capital Gains Incentive Fee expense of $0 thousand and a reversal of $(1,009) thousand, respectively. For the three and six months ended June 30, 2025, the Company recorded Capital Gains Incentive Fee expense of $303 thousand and $41 thousand, respectively. The changes in the Capital Gains Incentive Fee were primarily attributable to changes in unrealized appreciation and depreciation during the respective periods.

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

Waivers and reimbursements of expenses include expenses the Adviser has voluntarily agreed to waive pursuant to the Administration Agreement and expenses reimbursed by the Adviser pursuant to the Expense Support Agreement. Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by us to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of our total investments for such period. For the three and six months ended June 30, 2026, the Adviser did not waive any administrative service fees under the Administration Agreement, as such expenses were below 15 basis points (annualized) of the weighted average fair value of our total investments for the respective periods. For the three and six months ended June 30, 2025, the Adviser waived administrative service fees of $79 thousand and $188 thousand, respectively, under the Administration Agreement.

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

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2026	$3,600	$-	$3,600
December 31, 2025	3,600	-	3,600

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and 2025 were as follows:

(In thousands)	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net realized gain (loss) on investments	$(712)	$(18)	$605	$(154)
Net change in unrealized appreciation (depreciation) on investments	(5,720)	2,441	(30,541)	478
Net realized and unrealized gain (loss) on investments	$(6,432)	$2,423	$(29,936)	$324

During the three months ended June 30, 2026, we recorded a net loss primarily attributable to the sale of one Level II investment. For the six months ended June 30, 2026, the Company recorded a net gain of $605 thousand, as the second-quarter loss was more than offset by an approximately $1.3 million realized gain on the sale of a Level II investment during the first quarter of 2026. For the three and six months ended June 30, 2025, we recorded net realized losses of $(18) thousand and $(154) thousand, respectively, including a realized loss of $(136) thousand on the sale of one Level II investment.

During the three and six months ended June 30, 2026, we recorded unrealized appreciation on 106 and 63 investments totaling approximately $8.6 million and $6.0 million, respectively, and unrealized depreciation on 52 and 103 investments of approximately $(14.3) million and $(36.5) million, respectively. During the three and six months ended June 30, 2025, we recorded unrealized appreciation on 77 and 74 investments totaling approximately $2.8 million and $3.5 million, respectively,and unrealized depreciation on 32 and 37 investments of approximately $(0.3) million and $(3.0) million, respectively. The net change in unrealized depreciation for the three and six months ended June 30, 2026 was due to the private credit markets experiencing notable volatility, driven primarily by widening credit spreads and a shift in investor risk appetite. This has had a direct impact on debt and equity valuations across our portfolio, particularly as we are focused on software and technology borrowers and increased scrutiny around the potential disruptive effects of artificial intelligence on certain software business models.

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

As of June 30, 2026 and December 31, 2025, we had $41.0 million and $49.6 million, respectively, in cash, cash equivalents and restricted cash. For the six months ended June 30, 2026, our cash and cash equivalents balance decreased by $8.6 million. During that period, $386.2 million was used in operating activities, primarily due to investment purchases of $618.4 million, offset by $185.5 million in repayments of investments in portfolio companies. During the same period, $377.6 million was provided by financing activities, consisting primarily of proceeds from issuances of shares of common stock of $61.0 million and net proceeds from secured borrowings of $414.6 million.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of June 30, 2026, asset coverage was 196.2% and the asset coverage per unit was $2,528.

On June 26, 2024 (the “Effective Date”) we entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). As of June 30, 2026 and December 31, 2025, the maximum commitment was $450.0 million and $450.0 million, respectively. The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on we cease to exist or (iii) the occurrence of an event of default.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the DB Credit Facility.

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

As of June 30, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the ING Credit Facility.

On October 2, 2025, we entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $200.0 million in aggregate principal amount of our: (i) 5.85% Series 2025 Senior Notes, Tranche A, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche A Notes”), (ii) 6.22% Series 2025 Senior Notes, Tranche B, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche B Notes”), (iii) 5.85% Series 2025 Senior Notes, Tranche C, due October 2, 2028, in the aggregate principal amount of $62.5 million (the “Tranche C Notes”) and (iv) 6.22% Series 2025 Senior Notes, Tranche D, due October 2, 2030, in the aggregate principal amount of $37.5 million (the “Tranche D Notes” and, together with the Tranche A Notes, the Tranche B Notes and the Tranche C Notes, the “2025 Notes”) to institutional investors in a private placement. Interest on the 2025 Notes will be due semiannually. The interest rates applicable to the 2025 Notes are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the 2025 Notes) in the event that, subject to certain exceptions, the 2025 Notes cease to have an investment grade rating and our secured debt ratio exceeds certain thresholds. In addition, we are obligated to offer to repay the 2025 Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur. The Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by us.

The closing of the Tranche A Notes and Tranche B Notes occurred on October 2, 2025. The closing of the Tranche C Notes and the Tranche D Notes occurred on December 1, 2025. As of June 30, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the Note Purchase Agreement and the 2025 Notes.

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

As of June 30, 2026, we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 6. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Our debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$200,000	$87,000	$113,000	$113,000
DB Credit Facility	450,000	365,500	84,500	6,754
Securitization Debt	387,891	312,891	75,000	75,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2025
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity

As of June 30, 2026, we had $241.1 million of uncalled capital commitments from stockholders, including $16.6 million from entities affiliated with or related to our Adviser.

	As of June 30, 2026			As of December 31, 2025
(In thousands)	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,181,717	$241,126	79.6%	$1,178,814	$231,126	80.4%

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

As of June 30, 2026, we had no short-term borrowings.

Subscriptions and Drawdowns

We have the authority to issue 400,000,000 shares of Class I common stock, 50,000,000 shares of Class S common stock and 50,000,000 shares of Class D common stock, each with a par value of $0.01 per share.

Total shares issued as of June 30, 2026 were 48,235,962.032. The following table summarizes activity in the number of shares issued (excluding shares issued via our distribution reinvestment plan) during the six months ended June 30, 2026:

	Class I
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/2/2026	1,143,056.311	$22,580	$19.75
2/2/2026	315,896.044	6,207	19.65
3/2/2026	1,026,690.050	19,889	19.37
4/1/2026	170,417.733	3,288	19.29
5/1/2026	254,970.884	4,896	19.21
6/1/2026	79,052.314	1,508	19.08

	Class S
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
2/2/2026	712.560	$14	$19.65
3/2/2026	19,358.196	375	19.37
5/1/2026	7,810.206	150	19.21
6/1/2026	68,125.960	1,300	19.08

Pursuant to our share repurchase program, $5,049 of Class I Common Stock, representing 256,971.145 shares, was transferred to Class S Common Stock during the six months ended June 30, 2026.

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

The following table summarizes our distributions declared during the six months ended June 30, 2026:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.16000
2/27/2026	2/27/2026	3/11/2026	0.16000
3/30/2026	3/31/2026	4/9/2026	0.16000
4/30/2026	4/30/2026	5/27/2026	0.16000
5/29/2026	5/29/2026	6/25/2026	0.15000
6/30/2026	6/30/2026	7/27/2026	0.15000

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.14574
2/27/2026	2/27/2026	3/11/2026	0.14719
3/30/2026	3/31/2026	4/9/2026	0.14602
4/30/2026	4/30/2026	5/27/2026	0.14652
5/29/2026	5/29/2026	6/25/2026	0.13614
6/30/2026	6/30/2026	7/27/2026	0.13667

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the six months ended June 30, 2026:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	57,143.660	$1,129	$19.75
1/30/2026	1/30/2026	2/10/2026	84,558.136	1,661	19.65
2/27/2026	2/27/2026	3/11/2026	87,223.900	1,690	19.37
3/30/2026	3/31/2026	4/9/2026	85,215.101	1,644	19.29
4/30/2026	4/30/2026	5/27/2026	71,969.723	1,382	19.21
5/29/2026	5/29/2026	6/25/2026	57,647.171	1,100	19.08

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	146.603	$3	$19.75
1/30/2026	1/30/2026	2/10/2026	148.331	3	19.65
2/27/2026	2/27/2026	3/11/2026	165.966	3	19.37
3/30/2026	3/31/2026	4/9/2026	274.014	5	19.29
4/30/2026	4/30/2026	5/27/2026	278.296	5	19.21
5/29/2026	5/29/2026	6/25/2026	318.987	6	19.08

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

The following table presents share repurchases completed under the share repurchase program during the six months ended June 30, 2026 and 2025.

Repurchase Deadline Request	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
1/22/2026	777,849.792	1.62%	$19.75	12/31/2025	$15,365
4/21/2026	2,437,463.588	5.00%	$19.29	3/31/2026	$46,128

Repurchase Deadline Request	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
4/21/2025	19,735.281	0.12%	$19.59	3/31/2025	$383

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

	Payments Due by Period as of June 30, 2026
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$87,000	$-	$-	$87,000	$-
DB Credit Facility	365,500	-	-	365,500	-
Securitization Debt	312,891	-	-	312,891	-
2025 Notes	200,000	-	125,000	75,000	-

Off-Balance Sheet Arrangements

Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction,such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief,at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they become due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the 1940 Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 or December 31, 2025, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of June 30, 2026 and December 31, 2025:

	Par Value as of
(In thousands)	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$175,119	$100,480
Unfunded revolving commitments	85,874	69,996
Other equity commitments	62,862	8,919
Total unfunded commitments	$323,855	$179,395

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

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued but unpaid interest is generally reversed when a loan is placed on non-accrual status, cash receipts on non-accrual loans are recognized as interest income only when collection of principal is reasonably assured and otherwise are applied as a reduction of the loan’s recorded investment, and accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable under the applicable U.S. GAAP guidance. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

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

Recent Developments

On June 17, 2026, we delivered a drawdown notice to Class I stockholders relating to the issuance of 3,659,047.830 shares of Class I Common Stock for an aggregate offering price of $70.0 million. The shares were issued on July 1, 2026.

On July 29, 2026, we redeemed 744,011.166 and 128,777.708 shares of Class I Common Stock and Class S Common Stock, respectively, for total proceeds disbursed of $14.0 million and $2.4 million, respectively, subject to a tender offer filed with the SEC on June 24, 2026.

On July 30, 2026, we declared a distribution for our Common Stock of $0.1500 per share, payable on August 27, 2026 to shareholders of record as of July 30, 2026.

As of August 3, 2026, we sold shares of our Common Stock with the final number of shares being determined within 20 business days. The sale of shares was pursuant to $2.0 million of subscription agreements entered into by us and our investors.

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

As of each of June 30, 2026 and December 31, 2025, on a fair value basis, less than 1.0% of our debt investments bear interest at a fixed rate. As of June 30, 2026, we have $200.0 million of fixed rate debt issued under the 2025 Notes, $312.9 million of fixed and variable rate debt issued under the Securitization Debt, $365.5 million of outstanding debt under our DB Credit Facility and $87.0 million of outstanding debt under our ING Credit Facility. Our DB Credit Facility and ING Credit Facility are subject to floating interest rates and are currently paid based on floating SOFR rates. As further described in Note 6. Borrowings, we entered into a series of interest rate swap agreements with ING Capital Markets LLC to more closely align the interest rate on our fixed rate 2025 Notes and Securitization Debt with our investment portfolio, which consists primarily of variable rate loans. The interest rate swap agreements executed in late 2025 became effective January 2, 2026 for the 2025 Notes and the interest rate swaps executed on March 13, 2026 became effective March 17, 2026 for the Class A-2 Notes and Class B-2 Notes.

The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of June 30, 2026. Interest expense on the Credit Facilities is calculated using the interest rate as of June 30, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our June 30, 2026 consolidated statements of assets and liabilities, the following table shows the annualized net interest income, in thousands, of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and includes the impact of the interest rate swap agreements referenced above.

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$(18,320)	$(9,654)	$(8,666)
-200 Basis Points	(36,315)	(19,308)	(17,007)
-300 Basis Points	(51,282)	(28,962)	(22,320)
+100 Basis Points	18,320	9,654	8,666
+200 Basis Points	36,641	19,308	17,333
+300 Basis Points	54,961	28,962	25,999

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2026, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.

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

Vista Credit Strategic Lending Corp.
Date: August 7, 2026	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President
(Principal Executive Officer)

Vista Credit Strategic Lending Corp.
Date: August 7, 2026	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer
(Principal Financial Officer)