Form 10-Q
period 2026-09-30
VISTA CREDIT STRATEGIC LENDING CORP.
filed 2026-11-06
CIK 1919369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 45,576,103.886, 5,249,459.770, and 0 shares of Class I, Class S, and Class D common stock, $0.01 par value per share, outstanding, respectively.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value
Investments – non-controlled/non-affiliated	$1,911,124	$1,438,228
Investments – non-controlled/affiliated	25,343	30,000
Total investments, at fair value (amortized cost of $1,941,178 and $1,460,156, respectively)	1,936,467	1,468,228
Cash and cash equivalents	30,669	19,482
Restricted cash and cash equivalents	26,426	30,160
Receivable for interest, other income, and investments sold	19,015	6,695
Subscription receivable	-	800
Deferred offering costs	284	478
Prepaid expenses and other assets	7,500	5,864
Expense support reimbursement (Note 5)	3,600	3,600
Total assets	$2,023,961	$1,535,307
Liabilities
Debt (Note 6)	$955,634	$544,819
Payable for investments purchased	4,421	19,775
Interest and credit facility fees payable (Note 6)	17,771	4,306
Net unrealized depreciation on derivatives	13,054	480
Management and incentive fees payable (Note 5)	6,168	5,441
Due to Adviser (Note 5)	6,330	4,931
Distribution payable	7,666	5,994
Accrued expenses and other liabilities	2,452	1,936
Administrative service fees payable (Note 5)	425	401
Common stock proceeds received in advance	7,228	521
Total liabilities	1,021,149	588,604

Commitments and contingencies (Note 7)

Net Assets (Note 9)
Common Stock, $0.01 par value (51,580,911.816 and 47,925,459.905 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	516	479
Paid-in-capital in excess of par value	1,011,689	940,156
Total distributable earnings	(9,393)	6,068
Total net assets	1,002,812	946,703
Total liabilities and net assets	$2,023,961	$1,535,307

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES - (continued)

(dollars in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Net Asset Value Per Share
Class I Common Stock:
Net assets	$900,756	$845,177
Common Stock outstanding ($0.01 par value, 400,000,000.000 shares authorized as of September 30, 2026 and December 31, 2025)	46,332,318.660	42,785,889.544
Net asset value per share	$19.44	$19.75
Class S Common Stock:
Net assets	$102,056	$101,526
Common Stock outstanding ($0.01 par value, 50,000,000.000 shares authorized as of September 30, 2026 and December 31, 2025)	5,248,593.156	5,139,570.361
Net asset value per share	$19.44	$19.75

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments
Interest income	$45,481	$26,451	$124,052	$56,260
Dividend income	(274)	201	63	585
Other income	500	112	4,074	1,192
Total investment income from non-controlled/non-affiliated investments	45,707	26,764	128,189	58,037
From non-controlled/affiliated investments
Dividend income	700	-	2,433	-
Total investment income from non-controlled/affiliated investments	700	-	2,433	-
Total investment income	46,407	26,764	130,622	58,037
Expenses:
Interest expense and credit facility fees (Note 6)	16,281	8,619	40,905	19,902
Management fees (Note 5)	3,107	1,735	9,014	3,642
Incentive fees (Note 5)	3,061	1,888	8,184	3,810
Distribution and shareholder servicing fees
Class S	217	88	649	88
Professional fees	729	590	1,828	1,601
Other general and administrative expenses	935	419	2,459	1,612
Administrative service fees (Note 5)	426	399	1,402	1,047
Offering costs	66	153	378	260
Directors fees	90	86	257	236
Insurance costs	61	57	176	171
Total expenses before expense support and waivers	24,973	14,034	65,252	32,369
Expense support and waivers (Note 5)	-	(309)	-	(497)
Net expenses after expense support and waivers	24,973	13,725	65,252	31,872
Net investment income	21,434	13,039	65,370	26,165
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	(580)	71	25	(83)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	17,758	104	(12,783)	582
Net realized and unrealized gain (loss) on investments	17,178	175	(12,758)	499
Net increase (decrease) in net assets resulting from operations (Note 10)	$38,612	$13,214	$52,612	$26,664

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2026	48,235,962.032	$482	$947,394	$(25,088)	$922,788
Net investment income	-	-	-	21,434	21,434
Net realized and unrealized gain (loss) on investments	-	-	-	17,178	17,178
Net increase (decrease) in net assets resulting from operations	-	-	-	38,612	38,612
Shareholder distributions declared from net investment income
Class I	-	-	-	(20,771)	(20,771)
Class S	-	-	-	(2,146)	(2,146)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(22,917)	(22,917)
Capital share transactions:
Class I:
Issuance of common stock	4,038,439.285	40	77,230	-	77,270
Reinvestment of shareholder distributions, net	169,894.197	2	3,254	-	3,256
Redemptions	(744,988.135)	(7)	(13,975)	-	(13,982)
Class S:
Issuance of common stock	7,840.817	-	150	-	150
Reinvestment of shareholder distributions, net	2,541.328	-	49	-	49
Redemptions	(128,777.708)	(1)	(2,413)	-	(2,414)
Net increase (decrease) in net assets resulting from capital share transactions	3,344,949.784	34	64,295	-	64,329
Total increase (decrease) for the three months ended	3,344,949.784	34	64,295	15,695	80,024
Balance at September 30, 2026	51,580,911.816	$516	$1,011,689	$(9,393)	$1,002,812
Balance at June 30, 2025	25,374,033.382	$254	$497,127	$1,514	$498,895
Net investment income	-	-	-	13,039	13,039
Net realized and unrealized gain (loss) on investments	-	-	-	175	175
Net increase (decrease) in net assets resulting from operations	-	-	-	13,214	13,214
Shareholder distributions declared from net investment income
Class I	-	-	-	(12,669)	(12,669)
Class S	-	-	-	(932)	(932)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(13,601)	(13,601)
Capital share transactions:
Class I:
Issuance of common stock	1,087,864.456	11	21,376	-	21,387
Reinvestment of shareholder distributions, net	96,864.720	1	1,902	-	1,903
Redemptions	(552.620)	-	(11)	-	(11)
Class S:
Issuance of common stock	3,138,621.254	31	61,729	-	61,760
Net increase (decrease) in net assets resulting from capital share transactions	4,322,797.810	43	84,996	-	85,039
Total increase (decrease) for the three months ended	4,322,797.810	43	84,996	(387)	84,652
Balance at September 30, 2025	29,696,831.192	$297	$582,123	$1,127	$583,547

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(dollars in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	47,925,459.905	$479	$940,156	$6,068	$946,703
Net investment income	-	-	-	65,370	65,370
Net realized and unrealized gain (loss) on investments	-	-	-	(12,758)	(12,758)
Net increase (decrease) in net assets resulting from operations	-	-	-	52,612	52,612
Shareholder distributions declared from net investment income
Class I	-	-	-	(61,360)	(61,360)
Class S	-	-	-	(6,713)	(6,713)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(68,073)	(68,073)
Capital share transactions:
Class I:
Issuance of common stock	7,028,522.621	70	135,568	-	135,638
Reinvestment of shareholder distributions, net	613,651.888	6	11,856	-	11,862
Redemptions	(3,838,774.248)	(37)	(73,193)	-	(73,230)
Transfer to Class S	(256,971.145)	(3)	(5,046)		(5,049)
Class S:
Issuance of common stock	103,847.739	1	1,988	-	1,989
Reinvestment of shareholder distributions, net	3,873.525	-	74	-	74
Redemptions	(255,669.614)	(3)	(4,760)	-	(4,763)
Transfer from Class I	256,971.145	3	5,046		5,049
Net increase (decrease) in net assets resulting from capital share transactions	3,655,451.911	37	71,533	-	71,570
Total increase (decrease) for the nine months ended	3,655,451.911	37	71,533	(15,461)	56,109
Balance at September 30, 2026	51,580,911.816	$516	$1,011,689	$(9,393)	$1,002,812
Balance at December 31, 2024	13,426,673.156	$134	$262,626	$3,064	$265,824
Net investment income	-	-	-	26,165	26,165
Net realized and unrealized gain (loss) on investments	-	-	-	499	499
Net increase (decrease) in net assets resulting from operations	-	-	-	26,664	26,664
Shareholder distributions declared from net investment income
Class I	-	-	-	(27,669)	(27,669)
Class S	-	-	-	(932)	(932)
Net increase (decrease) in net assets resulting from shareholder distributions	-	-	-	(28,601)	(28,601)
Capital share transactions:
Class I:
Issuance of common stock	12,991,278.472	130	255,012	-	255,142
Reinvestment of shareholder distributions, net	160,546.211	2	3,150	-	3,152
Redemptions	(20,287.901)	-	(394)	-	(394)
Class S:
Issuance of common stock	3,138,621.254	31	61,729	-	61,760
Net increase (decrease) in net assets resulting from capital share transactions	16,270,158.036	163	319,497	-	319,660
Total increase (decrease) for the nine months ended	16,270,158.036	163	319,497	(1,937)	317,723
Balance at September 30, 2025	29,696,831.192	$297	$582,123	$1,127	$583,547

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands, except share and per share data)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$52,612	$26,664
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Amortization of deferred offering costs	378	260
Amortization of deferred financing costs	2,971	1,417
Net accretion of discount on investments	(7,181)	(1,658)
Net change in unrealized (appreciation) depreciation on investments	12,783	(582)
Net change in unrealized (appreciation) depreciation on derivative instruments	12,574	-
Net realized gain on investments	(25)	83
Cost of investments purchased	(670,526)	(708,180)
Proceeds from repayments of investments	187,333	38,771
Payment-in-kind interest capitalized	(5,977)	(344)
Change in operating assets and liabilities:
Expense support reimbursement	-	(285)
Deferred offering costs	(184)	(630)
Prepaid expenses and other assets	(40)	(117)
Receivable for interest, other income, and investments sold	(12,320)	(1,108)
Due to Adviser	1,399	1,758
Management and incentive fees payable	727	2,454
Administrative service fee payable	24	113
Interest and credit facility fees payable	13,465	1,451
Accrued expenses and other liabilities	516	(217)
Net cash used in operating activities	(411,471)	(640,150)
Cash flows from financing activities
Proceeds from issuance of common stock	138,427	316,902
Repurchase of common stock	(77,993)	(394)
Shareholder distributions paid	(54,465)	(22,329)
Borrowings on debt	1,018,315	783,600
Repayments on debt	(607,500)	(441,750)
Debt issuance costs paid	(4,567)	(2,429)
Common stock proceeds received in advance	6,707	11,611
Net cash provided by financing activities	418,924	645,211
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	7,453	5,061
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	49,642	33,335
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$57,095	$38,396
Supplemental disclosures
Interest, including credit facility fees, paid during the period	$32,675	$18,451
Reinvestment of shareholder distributions	11,936	3,152
Shareholder distributions declared	68,073	28,601
Change in distribution payable	1,672	3,120

The accompanying notes are an integral part of these consolidated financial statements.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

(dollars in thousands, except share and per share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$30,669	$19,482
Restricted cash and cash equivalents	26,426	30,160
Total cash and cash equivalents and restricted cash and cash equivalents	$57,095	$49,642

See Note 2. Significant Accounting Policies for a description of cash and cash equivalents and restricted cash and cash equivalents.

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Investments – Non-controlled/non-affiliated
First-Lien Debt
Automobiles & Automobile Parts
Central Parent, Inc.	(7) (22) (24)	SOFR + 3.25%	7.32%	7/6/2029	$9,800	$9,814	$5,243	0.5
EET Buyer Inc.	(4) (9) (24) (25)	SOFR + 5.50%	9.24%	11/8/2029	23,597	23,219	23,183	2.3
LeadVenture Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 5.00%	9.10%	6/23/2032	30,053	29,625	29,811	3.0
OEConnection LLC	(4) (9) (22) (23) (24) (25)	SOFR + 4.50%	8.40%	12/23/2032	22,615	22,422	22,714	2.3
						85,080	80,951	8.1
Data & Analytics
Azurite Intermediate Holdings, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 6.00%	9.90%	3/19/2031	17,490	17,285	17,442	1.7
CData Software, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 6.00%	10.07%	7/18/2030	24,879	24,566	24,837	2.5
Databricks, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 4.50%	8.27%	1/5/2032	20,000	19,922	20,000	2.0
Inmar, Inc.	(7) (22)	SOFR + 4.50%	8.46%	10/30/2031	27,023	26,992	25,401	2.5
						88,765	87,680	8.7
Diversified Business Services
MS Buyer Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 5.25%	9.32%	7/1/2031	22,218	22,038	22,135	2.2
Denali Intermediate Holdings, Inc.	(9) (22) (23) (24) (25)	SOFR + 5.50%	9.40%	8/26/2032	86,743	85,969	86,048	8.6
						108,007	108,183	10.8
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (5) (13) (19) (23) (24)	SOFR + 9.00% (9.00% PIK)	13.10%	9/9/2030	51,599	47,743	51,135	5.1
SumUp Holdings Midco S.à r.l	(4) (5) (12) (18) (22)	SOFR + 6.00%	9.77%	5/23/2031	10,127	10,052	10,127	1.0
Stax Purchaser LLC	(4) (10) (22) (23) (24) (25)	SOFR + 7.00%	10.87%	6/6/2030	63,026	62,343	62,408	6.2
TradingScreen Inc.	(4) (9) (22) (23) (25)	SOFR + 6.25%	10.32%	6/9/2031	48,458	47,694	47,655	4.8
Tuple US Bidco LLC	(7) (23)	SOFR + 3.75%	7.73%	1/18/2033	3,483	3,465	3,395	0.3
						171,297	174,720	17.4
Diversified Software
ASG III, LLC	(4) (10) (23) (24) (25)	SOFR + 6.25%	10.07%	10/31/2029	4,463	4,386	4,462	0.4
ASG III, LLC	(4) (10) (23) (24) (25)	SOFR + 6.00%	9.82%	10/31/2029	3,625	3,587	3,616	0.4
ASG III, LLC	(4) (10) (23) (24) (25)	SOFR + 6.75%	10.57%	10/31/2029	332	329	331	0.0
Cegid Group SAS	(4) (7) (22) (23)	SOFR + 5.50%	9.34%	1/31/2030	100,000	98,152	98,154	9.8
Flock Group Inc.	(4) (10) (22) (23) (25)	SOFR + 6.50%	10.31%	6/9/2031	4,167	3,510	3,515	0.4
Modena Buyer LLC	(23)	SOFR + 4.25%	8.07%	7/1/2031	6,671	6,083	6,470	0.6
Rocket Software, Inc.	(8) (22) (23)	SOFR + 3.75%	7.65%	11/28/2028	24,627	24,433	24,628	2.5
Stryder Corp.	(4) (10) (22) (23)	SOFR + 5.50%	9.40%	1/31/2031	45,887	42,393	45,107	4.5
						182,873	186,283	18.6
Education
McKissock Investment Holdings	(6) (9) (22)	SOFR + 5.00%	8.84%	3/12/2029	19,394	19,367	17,957	1.8
Government & Public Service
Aptean, Inc.	(9) (22) (23) (24) (25)	SOFR + 4.75%	8.55%	1/30/2031	49,025	48,823	49,025	4.9
Government, Risk & Compliance
Diligent Corporation	(4) (9) (22) (23) (24) (25)	SOFR + 5.00%	8.81%	8/2/2030	13,633	13,561	13,540	1.4
Diligent Corporation	(4) (9) (22) (23) (24) (25)	SOFR + 8.42% (8.42% PIK)	12.18%	8/2/2030	2,259	2,247	2,244	0.2
Maverick Bidco Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 4.75%	8.42%	12/2/2031	59,633	59,352	59,373	5.9
						75,160	75,157	7.5
Healthcare IT & Technology
A Place For Mom, Inc.	(4) (10) (22) (23) (24)	SOFR + 5.50%	9.40%	2/10/2028	39,494	38,827	39,059	3.9
Arcadia Solutions, Inc.	(4) (10) (22) (23) (24) (25)	SOFR + 5.50%	9.57%	8/12/2032	75,000	74,289	74,431	7.4
Gainwell Acquisition Corp.	(9) (24)	SOFR + 4.50%	8.22%	8/19/2031	8,294	8,037	8,351	0.8
QF Holdings, Inc.	(4) (8) (23) (25)	SOFR + 4.50%	8.57%	12/15/2032	33,594	33,405	33,571	3.4
Zelis Payments Buyer Inc	(7) (23)	SOFR + 3.25%	7.15%	11/26/2031	11,730	11,216	11,690	1.2
						165,774	167,102	16.7

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

September 30, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (10) (19) (22) (23) (24)	SOFR + 9.00%	12.98%	9/14/2029	$20,265	$19,393	$20,265	2.0
Infrastructure Software & DevOps
Passport Labs, Inc.	(4) (13) (22) (24)	SOFR + 5.25%	8.94%	4/24/2030	26,965	26,863	27,369	2.7
Perforce Software, Inc.	(8) (22) (23) (24)	SOFR + 4.75%	8.65%	3/21/2031	41,354	37,355	22,079	2.2
PowerGem Buyer Inc.	(4) (10) (23) (25)	SOFR + 5.00%	8.59%	11/10/2031	19,465	19,076	19,102	1.9
Stateline Power, LLC	(4) (7) (23)	SOFR + 5.94%	10.25%	3/31/2027	17,012	17,012	17,012	1.7
						100,306	85,562	8.5
Insurance
Integrity Marketing Acquisition, LLC	(4) (9) (22) (23) (24) (25)	SOFR + 5.00%	8.76%	8/25/2028	48,441	48,423	48,440	4.8
Zinnia Corporate Holdings, LLC	(4) (13) (22) (23) (24) (25)	SOFR + 6.50%	10.53%	9/21/2029	26,471	26,124	27,041	2.7
						74,547	75,481	7.5
IT Security
Digicert, Inc.	(4) (9) (23) (24) (25)	SOFR + 5.75%	9.65%	7/30/2030	52,301	51,630	52,301	5.2
IT Services & IT Systems Management (Ex-Security)
Boxer Parent Company Inc.	(7) (23)	SOFR + 2.75%	6.51%	7/30/2031	19,848	18,810	18,800	1.9
Flash Charm, Inc.	(9) (22)	SOFR + 3.50%	7.31%	3/2/2028	16,031	15,481	14,160	1.4
Intelishift Technologies, LLC	(4) (10) (23)	SOFR + 7.50%	11.60%	12/31/2027	18,000	17,869	17,865	1.8
Jawbreaker Parent Inc	(4) (8) (23) (24) (25)	SOFR + 4.75%	8.82%	1/31/2033	39,556	39,119	39,157	3.9
Redwood Services Group, LLC	(4) (6) (9) (22) (23) (24) (25)	SOFR + 5.00%	9.06%	6/15/2029	40,146	39,790	40,146	4.0
SMR Holdings, LLC	(4) (10) (22) (23) (24) (25)	SOFR + 5.25%	9.32%	12/24/2029	72,121	71,311	72,158	7.2
Solarwinds Holdings, Inc.	(7) (22) (23)	SOFR + 4.00%	7.95%	4/16/2032	41,575	39,232	37,556	3.7
						241,612	239,842	23.9
Life Sciences, Biotechnology, and Pharmaceuticals
Galaxy Buyer Inc	(4) (10) (23) (24) (25)	SOFR + 4.75%	8.54%	1/12/2033	54,256	53,714	53,791	5.4
Media, Entertainment & Publishing
Bending Spoons US Inc.	(10) (23)	SOFR + 5.63%	9.39%	3/7/2031	20,014	19,462	20,027	2.0
MH Sub I, LLC	(8) (22)	SOFR + 4.25%	8.15%	12/31/2031	7,092	6,981	6,658	0.7
						26,443	26,685	2.7
Real Estate
InhabitIq, Inc.	(4) (9) (22) (23) (24) (25)	SOFR + 4.50%	8.40%	1/12/2032	20,413	20,306	20,249	2.0
MRI Software, LLC	(10) (22) (23) (24) (25)	SOFR + 4.75%	8.82%	2/10/2028	27,487	27,423	27,487	2.8
						47,729	47,736	4.8
Retail - Consumer Staples
G3 Frax Acquisition LLC	(4) (10) (23) (25)	SOFR + 6.00%	9.82%	1/30/2032	55,250	54,312	54,341	5.4
Telecom Services & IT Hardware
Angel Lux Bidco SA RL	(4) (5) (6) (7) (17) (22) (23) (24) (25)	SOFR + 5.25%	9.01%	2/28/2033	67,666	67,034	67,158	6.7
Ark Data Centers, LLC	(4) (9) (22) (23) (24) (25)	SOFR + 4.75%	8.82%	11/27/2030	28,500	28,018	28,238	2.8
						95,052	95,396	9.5
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (12) (20) (22) (23) (24)	SOFR + 9.00%	12.98%	8/12/2030	28,615	27,601	28,085	2.8
Metropolis Technologies, Inc.	(7) (22) (23) (24)	SOFR + 5.25%	9.01%	11/3/2032	74,438	73,707	73,368	7.3
						101,308	101,453	10.1
Utilities & Utility Equipment and Services
Edition Holdings, Inc.	(9) (22) (23) (24) (25)	SOFR + 4.50%	8.40%	12/20/2032	37,830	37,657	37,830	3.8
Total First-Lien Debt						1,848,849	1,837,741	183.3

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

September 30, 2026

(dollars in thousands, except share and per share data)

Investments(1)(16)	Footnotes	Reference Rate and Spread	Interest Rate(2) (14)	Maturity Date	Par Amount/ Units(1)	Amortized Cost(3)	Fair Value	% of Net Assets
Preferred Equity
Insurance
Cover Genius Holdings, Inc.	(4) (15) (23)	N/A		N/A	531,243	$34,765	$34,862	3.5
Transportation, Logistics & Supply Chain
Metropolis Technologies, Inc.	(4) (23) (24) (28)	N/A		N/A	11,082	355	363	0.1
Metropolis Technologies, Inc.	(4) (23) (24)	N/A	17.50%	5/16/2034	480,000	456	480	0.0
						811	843	0.1
Total Preferred Equity						35,576	35,705	3.6
Other Equity
Diversified Financial Institutions & Services
Rapyd Financial Network, Ltd.	(4) (5) (15) (19) (23) (24)			9/9/2030	120,812	4,383	6,282	0.6
HPC Preferred Opportunities, L.P.	(23) (25) (27)			1/30/2036	11,702	11,702	11,454	1.2
						16,085	17,736	1.8
Diversified Software
Flock Group Inc.	(4) (15)			N/A	89,585	656	667	0.1
Stryder Corp.	(4) (15) (23)			2/2/2036	71,908	3,259	5,249	0.5
						3,915	5,916	0.6
Insurance
Cover Genius Holdings, Inc.	(4) (15) (23)			N/A	25,297	1,641	1,660	0.2
Life Sciences, Biotechnology, and Pharmaceuticals
Galaxy Topco I, L.P.	(4) (15) (23) (24)			N/A	1,591	1,591	1,591	0.1
Hotels, Restaurants & Leisure
Mews Systems B.V.	(4) (5) (15) (19) (23) (24)			9/16/2029	19,200	1,312	2,093	0.2
Financials
HPC GPFS Arsenal Co-Invest (Cayman) LP	(5) (21) (23) (25) (27)			5/14/2036	5,462	5,462	5,791	0.5
Transportation, Logistics & Supply Chain
BusBud Inc.	(4) (5) (15) (20) (23) (24)			8/11/2030	178,935	1,384	1,413	0.1
BusBud Inc.	(4) (5) (15) (20) (23) (24)			6/12/2031	36,393	-	288	0.0
BusBud Inc.	(4) (5) (15) (20) (23) (24)			7/12/2031	36,466	-	288	0.0
BusBud Inc.	(4) (5) (15) (20) (23) (24)			8/12/2031	36,539	-	289	0.0
BusBud Inc.	(4) (5) (15) (20) (23) (24)			9/12/2031	36,612	-	289	0.0
Metropolis Technologies, Inc.	(4) (15) (23) (24) (28)			5/16/2034	280	20	324	0.0
						1,404	2,891	0.1
Total Other Equity						31,410	37,678	3.5
Total Investments - Non-controlled/non-affiliated						1,915,835	1,911,124	190.4

Investments – Non-controlled/affiliated
Other Equity
Architecture, Construction & Engineering
Tactical Equipment III, L.P.	(23) (27)			3/17/2033	30,000	25,343	25,343	2.5
Total Other Equity						25,343	25,343	2.5
Total Investments - Non-controlled/affiliated						25,343	25,343	2.5

Total Investments						1,941,178	1,936,467	192.9
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						57,095	57,095	5.7
Total Investments, Cash and Cash Equivalents and Restricted Cash and Cash Equivalents						$1,998,273	$1,993,562	198.6

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
2.
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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
5.
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any nonqualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, nonqualifying assets represented 8.9% of total assets as calculated in accordance with regulatory requirements.
6.
Loans include a credit spread adjustment of 0.10%.
7.
There are no interest rate floors on these investments.
8.
The interest rate floor on these investments as of September 30, 2026 was 0.50%.
9.
The interest rate floor on these investments as of September 30, 2026 was 0.75%.
10.
The interest rate floor on these investments as of September 30, 2026 was 1.00%.
11.
The interest rate floor on these investments as of September 30, 2026 was 1.25%.
12.
The interest rate floor on these investments as of September 30, 2026 was 1.50%.
13.
The interest rate floor on these investments as of September 30, 2026 was 2.00%.
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

VISTA CREDIT STRATEGIC LENDING CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) - (continued)

September 30, 2026

(dollars in thousands, except share and per share data)

Investments – Non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Angel Lux Bidco SA RL	Delayed Draw	12/19/2032	$7,334	$-
Aptean, Inc.	Delayed Draw	1/30/2031	1,698	-
Aptean, Inc.	Revolver	1/30/2031	1,696	-
Arcadia Solutions, Inc.	Revolver	8/12/2032	12,500	(81)
Ark Data Centers, LLC	Delayed Draw	11/27/2030	8,875	(62)
Ark Data Centers, LLC	Revolver	11/27/2030	125	(1)
ASG III, LLC	Revolver	10/31/2029	1,325	-
Azurite Intermediate Hold, Inc.	Revolver	3/19/2031	1,953	(5)
Cdata Software, Inc.	Delayed Draw	7/18/2030	1,020	(2)
Cdata Software, Inc.	Revolver	7/18/2030	2,449	(4)
Databricks, Inc.	Delayed Draw	1/5/2032	4,500	-
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	5,938	(45)
Digicert, Inc.	Revolver	7/30/2030	3,702	-
Diligent Corporation	Revolver	8/2/2030	796	(5)
Edition Holdings, Inc.	Revolver	12/20/2032	2,825	-
Edition Holdings, Inc.	Delayed Draw	12/20/2032	5,696	-
EET Buyer Inc.	Delayed Draw	11/8/2029	7,051	(95)
Flock Group Inc.	Delayed Draw	6/9/2031	33,333	(548)
G3 Frax Acquisition LLC	Revolver	1/30/2032	3,500	(54)
Galaxy Buyer Inc	Revolver	1/12/2032	5,217	(39)
Galaxy Buyer Inc	Delayed Draw	1/12/2033	2,504	(19)
HPC GPFS Arsenal Co-Invest (Cayman) LP	Other Equity	5/14/2036	4,538	330
HPC Preferred Opportunities, L.P.	Other Equity	1/30/2036	53,393	(249)
InhabitIQ, Inc.	Delayed Draw	1/12/2032	5,742	(32)
InhabitIQ, Inc.	Revolver	1/12/2032	3,589	(20)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	5,942	-
Jawbreaker Parent Inc	Delayed Draw	1/30/2033	5,172	(41)
Jawbreaker Parent Inc	Revolver	1/30/2033	5,172	(41)
LeadVenture Inc.	Delayed Draw	6/23/2032	2,665	(19)
LeadVenture Inc.	Revolver	6/23/2032	1,989	(14)
Maverick Bidco Inc.	Revolver	12/2/2031	2,385	(10)
Maverick Bidco Inc.	Delayed Draw	12/2/2031	2,982	(12)
Mews Systems B.V.	Delayed Draw	9/14/2029	2,101	-
MRI Software, LLC	Revolver	2/10/2028	1,389	-
MRI Software, LLC	Delayed Draw	2/10/2028	622	-
MS Buyer, Inc.	Revolver	7/1/2031	1,432	(5)
OEConnection LLC	Delayed Draw	12/23/2032	1,693	6
OEConnection LLC	Revolver	12/23/2032	2,116	8
Powergem Buyer Inc.	Revolver	11/10/2031	1,750	(22)
Powergem Buyer Inc.	Delayed Draw	11/10/2031	13,535	(111)
QF Holdings, Inc.	Delayed Draw	12/15/2032	7,219	(4)
QF Holdings, Inc.	Revolver	12/15/2032	4,187	(2)
Redwood Services Group, LLC	Delayed Draw	6/15/2029	19,686	-
SMR Holdings, LLC	Revolver	12/24/2029	2,750	1
Stax Purchaser LLC	Delayed Draw	6/6/2030	2,890	(26)
Stax Purchaser LLC	Revolver	6/6/2030	2,692	(24)
Tradingscreen Inc.	Revolver	6/12/2031	5,048	(76)
Zinnia Corporate Holdings, LLC	Delayed Draw	9/21/2029	3,529	67
Total Unfunded Commitments			$280,245	$(1,256)

26.
The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business:

	As of September 30, 2026
Geography - % of Fair Value	Amortized Cost		Fair Value
United States	$1,756,814	90.5%	$1,742,964	90.0%
Canada	28,985	1.5	30,652	1.6
Cayman Islands	5,462	0.3	5,791	0.3
Luxembourg	10,052	0.5	10,127	0.5
Netherlands	72,831	3.8	79,775	4.1
Switzerland	67,034	3.4	67,158	3.5
Total	$1,941,178	100.0%	$1,936,467	100.0%

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

Also on June 30, 2025, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company reclassified and redesignated (i) 50,000,000 shares of Class I Common Stock as shares of Class S Common Stock, $0.01 par value per share (the “Class S Common Stock”), and (ii) 50,000,000 shares of Class I Common Stock as shares of Class D Common Stock, $0.01 par value per share (the “Class D Common Stock” and, together with the Class I Common Stock and the Class S Common Stock, the “Common Stock”). The Articles Supplementary became effective on June 30, 2025, immediately after the effectiveness of the Articles of Amendment. See Note 9. Net Assets, for total shares issued and outstanding for all share classes as of and for the nine months ended September 30, 2026 and 2025.

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

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of September 30, 2026 and December 31, 2025, two and one loans, respectively, in the portfolio were in PIK status. For the three and nine months ended September 30, 2026, the Company earned $1,678 and $4,746 of PIK interest income, respectively. For the three and nine months ended September 30, 2025, the Company earned $52 and $344 of PIK interest income, respectively. For the three and nine months ended September 30, 2026, the Company capitalized $3,200 and $5,977 of PIK interest income, respectively. For the three and nine months ended September 30, 2025, the Company capitalized $52 and $344 of PIK interest income, respectively.

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

The Company did not have any loans on non-accrual status as of September 30, 2026 or December 31, 2025.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2026, the Company earned $500 and $4,074, respectively, in other income, primarily from prepayment fees and unused fees. For the three and nine months ended September 30, 2025, the Company earned $112 and $1,192, respectively, in other income, primarily from unused fees.

Dividend income on equity securities in limited liability companies, partnerships, and other private entities, is recorded as dividend on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. To the extent a preferred equity investment contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued, recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2026, the Company earned $426 and $2,496, respectively, in dividend income. For the three and nine months ended September 30, 2025, the Company earned $201 and $585, respectively, in dividend income.

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

For the three and nine months ended September 30, 2026, the Company incurred $0 and $185 of offering costs, and amortized $66 and $378 of offering costs, respectively. For the three and nine months ended September 30, 2025, the Company incurred $77 and $370 of offering costs, and amortized $153 and $260 of offering costs, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company had $7,397 and $5,694 of unamortized deferred financing costs, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2026, was $1,090 and $2,971, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2025, was $592 and $1,417, respectively.

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

Distributions

Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each class of Common Stock, the net distribution for each class of Common Stock is reduced for any class-specific expenses, including distribution and shareholder

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

servicing fees, if any. A portion of the Company's distributions may be deemed a return of capital for U.S. federal income tax purposes.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

In September 2026, the FASB issued ASU 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” The ASU creates an exception to Topic 820 for investment companies within the scope of Topic 946. It requires them to consider a contractual restriction on the sale of an equity security when measuring the security’s fair value, and to disclose the amount of the discount attributable to the restriction. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted on or after the date of issuance. The Company does not expect the ASU to have a material effect on its consolidated financial statements, as it did not hold equity securities subject to contractual sale restrictions as of September 30, 2026.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

3.
DERIVATIVES

The Company enters into derivatives from time to time to help mitigate its interest rate risk exposure.

Interest Rate Swaps

In connection with the 2025 Notes and the Series 2026A Notes (as defined in Note 6. Borrowings), the Class A-2 Notes and the Class B-2 Notes issued in the ABS V Securitization (as defined in Note 6. Borrowings), the Company entered into interest rate swap agreements with ING Capital Markets LLC (“ING”) to more closely align the interest rate of these liabilities and anticipated borrowings with the Company's investment portfolio, which consists primarily of variable rate loans. The Company designated the interest rate swaps related to the 2025 Notes, the Class A-2 Notes and the Class B-2 Notes, together with the related notes, as a qualifying fair value hedge accounting relationships. See Note 6. Borrowings for more information on the 2025 Notes, the Series 2026A Notes, the Class A-2 Notes and the Class B-2 Notes. The outstanding interest rate swap contracts as of September 30, 2026 and December 31, 2025 were as follows:

As of September 30, 2026
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
ING	Tranche A Notes	5.85%	3M SOFR+	2.512%	10/2/2028	$62,500	$-	$(1,765)
ING	Tranche B Notes	6.22%	3M SOFR+	2.8155%	10/2/2030	37,500	-	(2,005)
ING	Tranche C Notes	5.85%	3M SOFR+	2.448%	10/2/2028	62,500	-	(1,687)
ING	Tranche D Notes	6.22%	3M SOFR+	2.736%	10/2/2030	37,500	-	(1,895)
ING	Class A-2 Notes	5.49%	3M SOFR+	1.974%	1/20/2029	179,350	-	(5,040)
ING	Class B-2 Notes	7.24%	3M SOFR+	3.692%	1/20/2029	21,541	-	(605)
ING	2026A Senior Note	7.75%	3M SOFR+	2.922%	10/2/2028	150,000	-	(57)
						$550,891	$-	$(13,054)

As of December 31, 2025
Counterparty	Hedged item	Company receives	Company pays		Maturity date	Notional amount	Unrealized appreciation	Unrealized depreciation
ING	Tranche A Notes	5.85%	3M SOFR+	2.512%	10/2/2028	$62,500	$-	$(128)
ING	Tranche B Notes	6.22%	3M SOFR+	2.8155%	10/2/2030	37,500	-	(230)
ING	Tranche C Notes	5.85%	3M SOFR+	2.448%	10/2/2028	62,500	-	(23)
ING	Tranche D Notes	6.22%	3M SOFR+	2.736%	10/2/2030	37,500	-	(99)
						$200,000	$-	$(480)

As a result of the Company’s designation as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instrument and the related hedged item, with the changes in the fair value of each being recorded in interest expense. For the three and nine months ended September 30, 2026, the net unrealized gain (loss) related to the fair value hedge were $(21) and $1, respectively, which are included in interest expense and credit facility fees in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2025. The table below presents the components of the net unrealized gain (loss) related to the fair value hedge recognized for the hedging instrument, the interest rate swaps, the hedged items, the 2025 Notes, the Series 2026A Notes, the Class A-2 Notes and the Class B-2

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Notes, from derivatives designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Hedging instruments (Interest rate swaps)	$(6,797)	$-	$(12,574)	$-
Hedged items (2025 Notes, Class A-2 Notes and Class B-2 Notes)	6,776	-	12,575	-
Fair market value adjustments for hedge accounting recognized in interest expense	$(21)	$-	$1	$-

The table below presents the carrying value of the 2025 Notes, the Series 2026A Notes, the Class A-2 Notes and the Class B-2 Notes as of September 30, 2026 and December 31, 2025 that are designated in qualifying hedging relationships and the related cumulative hedging adjustment (increase (decrease)) from the current hedging relationships included in such carrying value:

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustment	Carrying Value	Cumulative Hedging Adjustment
Tranche A Notes	$60,827	$1,673	$62,444	$56
Tranche B Notes	35,579	1,921	37,359	141
Tranche C Notes	60,899	1,601	62,538	(38)
Tranche D Notes	35,681	1,819	37,478	22
Class A-2 Notes	174,273	5,077	-	-
Class B-2 Notes	20,933	608	-	-
2026A Senior Note	149,943	57	-	-
	$538,135	$12,756	$199,819	$181

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from ING, if any, is included in the Consolidated Statements of Assets and Liabilities as restricted cash. As of September 30, 2026 and December 31, 2025, there was $10,601 and $501, respectively, of collateral pledged for derivatives which is included in restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the offsetting derivative contracts on the consolidated financial statements of the Company including: the location of those fair values on the Consolidated Statements of Assets and Liabilities, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2026 and December 31, 2025.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

As of September 30, 2026
Counterparty	Statement of Assets and Liabilities Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received) / Pledged (1)	Net Amounts (2)
ING	Net unrealized depreciation on derivatives	$-	$(13,054)	$(13,054)	$10,601	$(2,453)

As of December 31, 2025
Counterparty	Statement of Assets and Liabilities Location of Amounts	Gross Amount of Recognized Assets	Gross Amount of Recognized (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received) / Pledged (1)	Net Amounts (2)
ING	Net unrealized depreciation on derivatives	$-	$(480)	$(480)	$501	$-

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. There were no transfers between levels during the three months ended September 30, 2026. For the nine months ended September 30, 2026, there were four transfers from Level 2 to Level 3 and one transfer from Level 3 to Level 2 that were the result of changes in the observability of significant inputs for these portfolio companies. For the three and nine months ended September 30, 2025, there was one transfer from Level 2 to Level 3 that was a result of changes in the observability of significant inputs for this portfolio company.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following tables summarize the Company’s investments and certain liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
First-lien debt	$-	$318,498	$1,519,243	$1,837,741
Preferred equity	-	-	35,705	35,705
Other equity	-	-	20,433	20,433
Total	$-	$318,498	$1,575,381	1,893,879
Investments measured at net asset value(1)				42,588
Total Investments				$1,936,467
Liabilities
Interest Rate Swaps	$-	$13,054	$-	$13,054
Total				$13,054

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets For the Three Months Ended September 30, 2026			Financial Assets For the Nine Months Ended September 30, 2026
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$1,468,058	$50,799	$1,518,857	$931,151	$9,329	$940,480
Purchases	54,147	1,194	55,341	555,467	41,936	597,403
Paydowns	(11,071)	-	(11,071)	(118,217)	-	(118,217)
Accretion of discount	1,317	-	1,317	2,888	-	2,888
PIK interest	3,200	-	3,200	5,977	-	5,977
Net change in unrealized appreciation (depreciation)	3,592	4,145	7,737	2,610	4,873	7,483
Transfers into Level 3	-	-	-	194,515	-	194,515
Transfers out of Level 3	-	-	-	(55,148)	-	(55,148)
Balance, end of period	$1,519,243	$56,138	$1,575,381	$1,519,243	$56,138	$1,575,381
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$3,601	$4,145	$7,746	$2,819	$4,873	$7,692

	Financial Assets For the Three Months Ended September 30, 2025			Financial Assets For the Nine Months Ended September 30, 2025
	First-Lien Debt	Preferred Equity and Other Equity	Total	First-Lien Debt	Preferred Equity and Other Equity	Total
Balance, beginning of period	$447,169	$9,698	$456,867	$265,090	$5,987	$271,077
Purchases	317,602	1,360	318,962	496,158	4,298	500,456
Paydowns	(518)	-	(518)	(948)	-	(948)
Accretion of discount	512	-	512	1,130	-	1,130
PIK interest	52	-	52	344	-	344
Net change in unrealized appreciation	1,235	-	1,235	4,278	773	5,051
Transfers into Level 3	24,410	-	24,410	24,410	-	24,410
Balance, end of period	$790,462	$11,058	$801,520	$790,462	$11,058	$801,520
Net change in unrealized appreciation included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation on investments on the Consolidated Statements of Operations	$1,235	$-	$1,235	$4,278	$773	$5,051

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2026:

				Range
	Fair Value as of September 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Low		High		Weighted Average
First-lien debt	$1,519,243	Yield Analysis	Discount Rate	8.17%		13.55%		10.00%
Preferred equity	480	Yield Analysis	Discount Rate	19.10%		19.10%		19.10%
	35,225	Market Approach	EBITDA Multiple	11.55x		29.50x		11.74	x
Other equity	1,915	Market Approach	EBITDA Multiple	9.00	x	29.50x		13.30	x
	18,518	Market Approach	Revenue Multiple	4.00	x	20.25	x	7.12	x
Total Level 3 investments	$1,575,381

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Other Financial Assets and Liabilities

ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost or the carrying value (as defined in the table below), all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s revolving credit facilities approximates their carrying value due to their interest rates based on selected short-term rates. The fair value of the 2025 Notes, Series 2026A Notes and Securitization Debt (each as defined in Note 6. Borrowings) is estimated using a discounted cash flow methodology, whereby the instrument’s contractual principal and interest payments are discounted at a market interest available to the Company for debt with similar terms, maturities and credit risk, which are considered Level 2 observable inputs. The carrying value of the 2025 Notes, Series 2026A Notes and Securitization Debt includes a fair value hedge basis adjustment associated with designated interest rate swaps.

The following table presents the carrying value and fair value of the Company’s debt as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$955,634	$955,634	$544,819	$544,819

5.
RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On June 16, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company’s investment program and related activities. The Board most recently approved the Investment Advisory Agreement in May 2026. For providing these services, the Adviser will receive fees from the Company consisting of two components: (1) a Management Fee and (2) an Incentive Fee (both as described below). The cost of the Management Fee and the Incentive Fee will ultimately be borne by the Company’s stockholders. No Management Fee or Incentive Fee was payable to the Adviser until the commencement of investment activities. Without payment of any penalty, the Company will have the right to terminate the Investment Advisory Agreement upon 60 days’ written notice.

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the last day of the immediately preceding quarter. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. In addition, the Management Fee for any partial quarter shall be appropriately prorated. For the purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less indebtedness and before taking into account any incentive fees payable during the period. The Management Fee incurred for the three and nine months ended September 30, 2026 was $3,107 and $9,014, respectively. The Management Fee incurred for the three and nine months ended September 30, 2025 was $1,735 and $3,642, respectively. As of September 30, 2026 and December 31, 2025, $3,107 and $2,098, respectively, remain payable.

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

For the three and nine months ended September 30, 2026, the Company incurred an Investment Income Incentive Fee of $3,061 and $9,193, respectively. For the three and nine months ended September 30, 2025, the Company incurred an Investment Income Incentive Fee of $1,866 and $3,747, respectively. As of September 30, 2026 and December 31, 2025, $3,061 and $2,333, respectively, remain payable.

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

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to aggregate unrealized appreciation on investments because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gains Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a period, then the Company will accrue a Capital Gains Incentive Fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gains Incentive Fee paid and Capital Gains Incentive Fee accrued in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2026, the Company had reversals in the Capital Gains Incentive Fee of $0 and $(1,009), respectively. For the three and nine months ended September 30, 2025, the Company accrued a Capital Gains Incentive Fee of $21 and $62, respectively. As of September 30, 2026 and December 31, 2025, there was $0 and $1,009, respectively, of Capital Gains Incentive Fee payable, none of which is contractually payable under the terms of the Investment Advisory Agreement.

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

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three and nine months ended September 30, 2026, $6,168 and $17,198 of management and incentive fees were incurred, respectively, and $6,168 remain payable as of September 30, 2026. For the three and nine months ended September 30, 2025, $3,623 and $7,452 of management and incentive fees were incurred, respectively, and $3,971 was payable as of September 30, 2025.

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

Beginning with the three months ended September 30, 2024, the Adviser agreed to voluntarily waive costs and expenses reimbursable by the Company to the Adviser under the Administration Agreement to the extent such costs and expenses exceed an amount equal to 15 basis points (annualized) of the weighted average fair value of the Company’s total investments for such period. The Adviser ceased providing this voluntary expense support effective December 31, 2025, as reimbursable costs and expenses were no longer exceeding the 15 basis point threshold, and currently does not intend to provide such support in future periods.

For the three and nine months ended September 30, 2026, the Company incurred $426 and $1,402, respectively, in administrative service fees under the Administration Agreement, none of which were waived by the Adviser. For the three and nine months ended September 30, 2025, the Company incurred $399 and $1,047, respectively, in administrative service fees under the Administration Agreement, of which $24 and $212, respectively, were waived by the Adviser. As of September 30, 2026 and December 31, 2025, $425 and $401, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2026, the Company accrued distribution and shareholder servicing fees of $217 and $649, respectively, which were attributable to Class S Common Stock. For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees of $88 and $88, respectively, which were attributable to Class S Common Stock. As of September 30, 2026 and December 31, 2025, $649 and $248, respectively, remain payable and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities. There were no shares of Class D Common Stock outstanding during the three and nine months ended September 30, 2026 and 2025.

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

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all payments paid by the Adviser on behalf of the Company pursuant to the Expense Support Agreement made by the Adviser to, or on behalf of, the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) a distribution level (exclusive of return of capital and declared special dividends or special distributions, if any) equal to, or greater than, the rate at the time of the reimbursement, (ii) an operating expense ratio (excluding any interest expense, organizational and offering expenses, Management or Incentive Fee) that is lower than the expense ratio (excluding any interest expense, organizational and offering expenses, Management or Incentive Fee) at the time of the expense reimbursement and (iii) a distribution level (exclusive of return of capital, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company has not made any Reimbursement Payments to the Adviser. For the three and nine months ended September 30, 2026, the Adviser did not pay for any operating expenses subject to the Expense Support Agreement. For the three and nine months ended September 30, 2025, the Adviser elected to pay $285 of the Company's operating expenses that are subject to the Expense Support Agreement. As of each of September 30, 2026 and December 31, 2025, Due to Adviser included $3,600 related to expenses subject to the Expense Support Agreement. Due to Adviser also included $2,730 and $1,331, respectively, representing amounts payable to the Adviser for ongoing professional and other general administrative expenses paid on behalf of the Company. These amounts are not subject to, or otherwise related to, the Expense Support Agreement.

Board of Directors

The Board currently consists of four members, two of whom are independent directors. On September 9, 2026, Stephen Riddick notified the Board of his decision to resign as a director of the Company, effective September 14, 2026. Mr. Riddick’s resignation was not due to any disagreement with the Company, the Company’s investment adviser or the Board on any matter relating to the Company’s operations, policies or practices. In light of the recent resignation, the Board has a vacancy for an independent director and the Company currently relies on Rule 10e-1 under the 1940 Act with respect to the composition of the Board. The Company intends to fill the current vacancy by the end of the calendar year. The The Board has established a Nominating and Corporate Governance Committee and an Audit Committee of the Board, and may establish additional committees in the future. For the three and nine months ended September 30, 2026, the Company incurred $90 and $257, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. For the three and nine months ended September 30, 2025, the Company incurred $86 and $236, respectively, in fees and expenses associated with its independent directors’ services on the Board and its committees. These fees are included in directors fees in the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $0 was unpaid and included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Commitments

Total capital commitments as of September 30, 2026 and December 31, 2025, include a $50,000 capital commitment from VHG Capital, L.P., an entity affiliated with the Company and the Adviser. During the three and nine months ended September 30, 2026, VHG Capital, L.P. purchased 325,656.392 shares of Class I Common Stock for a total purchase price of $6,230. During the three and nine months ended September 30, 2025, VHG Capital, L.P. purchased 0.000 and 138,423.924 shares of Class I Common Stock, respectively, for a total purchase price of $0 and $2,712, respectively.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

6.
BORROWINGS

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, asset coverage was 204.9% and 273.8%, respectively.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. VCSL Funding 1 was in compliance with all covenants and other requirements as of September 30, 2026 and December 31, 2025.

ING Credit Facility

On September 5, 2025, the Company entered into a senior secured revolving credit agreement (as amended, the “ING Credit Facility”) by and among the Company, as Borrower, ING Capital LLC, as Administrative Agent, Sole Bookrunner and Arranger, and the other lenders and issuing banks from time to time party thereto.

On January 30, 2026, the Company entered into an amendment to the ING Credit Facility. The amendment, among other things, increased the total amount available to be borrowed under the ING Credit Facility from $150,000 to $200,000. Maximum capacity under the ING Credit Facility may be increased to $500,000 if the Company exercises the uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. On September 29, 2026, the Company entered into amendment No. 2 to the ING Credit Facility (the “Second Amendment”). The Second Amendment, among other things, permits the Company to incur additional unsecured indebtedness, including notes with a tenor of less than three years, up to specified caps set forth therein.

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

The Company was in compliance with all covenants and other requirements under the ING Credit Facility as of September 30, 2026 and December 31, 2025.

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

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a business development company, maintaining a minimum amount of stockholders’ equity and a minimum asset coverage ratio. The Company was in compliance with all terms and conditions of the Note Purchase Agreement and the 2025 Notes as of September 30, 2026 and December 31, 2025.

Series 2026A Notes

On September 29, 2026, the Company entered into Supplement No. 1 to the Note Purchase Agreement (the “Supplement No. 1”) governing the issuance of $150,000 in aggregate principal amount of its 7.75% Series 2026A Senior Notes due October 2, 2028 (the “Series 2026A Notes”) to institutional investors in a private placement. Interest on the Series 2026A Notes is payable semiannually on April 2 and October 2, commencing April 2, 2027. The interest rate is subject to adjustment in accordance with Section 1.2 of the Note Purchase Agreement. The Series 2026A Notes are subject to the terms and conditions of the Note Purchase Agreement, as supplemented by Supplement No. 1. The Series 2026A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness by the Company.

The closing and funding of the Series 2026A Notes occurred on October 15, 2026 at a purchase price of 100% of principal. The Series 2026A Notes were not issued or outstanding as of September 30, 2026. The Company incurred a commitment fee of 0.85%, or $1,275, at closing.

On September 29, 2026, the Company entered into a forward-starting interest rate swap with ING Capital Markets, LLC related to the Series 2026A Notes. The forward-starting interest rate swap became effective on October 15, 2026. Under the forward-starting interest rate swap agreement, commencing on the effective date, the Company receives a fixed interest rate of 7.75% per annum and pays a floating interest rate of three-month CME Term SOFR + 2.922% per annum on a notional amount of $150,000, with linear interpolation applicable to the initial calculation period. The swap terminates on October 2, 2028, subject to adjustment.

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

The Indenture contains customary terms and conditions for asset-backed securitization transactions, including, without limitation, affirmative and negative covenants of the Issuer, such as maintenance of the Issuer’s existence, protection of assets, restrictions on the Issuer’s business activities and reporting obligations. The Issuer and the Company, in its capacity as Collateral Manager, were in compliance with all applicable terms and conditions of the Indenture as of September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the Company had no short-term borrowings.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Company’s debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$200,000	$50,000	$150,000	$150,000
DB Credit Facility	450,000	405,500	44,500	22,867
Securitization Debt	387,891	312,891	75,000	75,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2025
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and credit facility fees were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$14,672	$7,634	$36,070	$17,541
Facility unused commitment fee	519	393	1,864	944
Amortization of deferred financing costs	1,090	592	2,971	1,417
Total interest expense and credit facility fees	$16,281	$8,619	$40,905	$19,902
Cash paid for interest expense and credit facility fees	$17,323	$7,684	$32,675	$18,451
Weighted average contractual interest rate (1)	6.22%	6.71%	6.13%	6.68%
Average principal debt outstanding	$942,804	$454,774	$784,265	$349,962

(1)
Weighted average contractual interest rate for the three and nine months ended September 30, 2026 and 2025 is calculated as interest expense (excluding unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.

As of September 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2026	December 31, 2025
Interest expense payable	$17,508	$4,116
Unused commitment fee payable	263	190
Total interest expense and credit facility fees payable	$17,771	$4,306

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

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2026 or December 31, 2025, for any such exposure.

A summary of significant contractual payment obligations was as follows as of September 30, 2026:

	Payments Due by Period as of September 30, 2026
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$50,000	$-	$-	$50,000	$-
DB Credit Facility	405,500	-	405,500	-	-
Securitization Debt	312,891	-	-	312,891	-
2025 Notes	200,000	-	125,000	75,000	-

The Company had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of September 30, 2026 and December 31, 2025:

	Par Value as of
	September 30, 2026	December 31, 2025
Delayed draw loan commitments	$139,847	$100,480
Revolving loan commitments	82,467	69,996
Other equity commitments	57,931	8,919
Total unfunded commitments	$280,245	$179,395

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

8.
FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30, 2026
	Class I	Class S
Per Share Data:
Net asset value per share, beginning of period	$19.75	$19.75
Net investment income (loss) (1)	1.33	1.21
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (2)	(0.25)	(0.25)
Net increase (decrease) in net assets resulting from operations	1.08	0.96
Shareholder distributions from net investment income (3)	(1.39)	(1.27)
Net asset value per share, end of period	$19.44	$19.44
Number of shares outstanding, end of period	46,332,318.660	5,248,593.156
Total return based on net asset value (4)	5.75%	5.08%
Net assets, end of period	$900,756	$102,056
Ratio to Average Net Assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	5.83%	6.45%
Expenses before incentive fees, after waivers and reimbursements of expenses	5.83%	6.45%
Expenses after incentive fees, before waivers and reimbursements of expenses	6.69%	7.31%
Expenses after incentive fees and waivers and reimbursements of expenses	6.69%	7.31%
Net investment income (loss)	6.93%	6.29%
Interest expense and credit facility fees	4.29%	4.28%
Ratio/Supplemental Data:
Asset coverage, end of period (6)	204.94%	204.94%
Portfolio turnover	10.91%	10.91%
Total committed capital, end of period	$1,073,133	$102,860
Ratio of total contributed capital to total committed capital, end of period	84.05%	100.00%
Weighted-average shares outstanding	44,408,685.304	5,311,570.352

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

	For the Nine Months Ended September 30, 2025
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

As of September 30, 2026 and December 31, 2025, the Company had $171,126 and $231,126, respectively, of uncalled capital commitments from stockholders and $10,385 and $16,615, respectively, of which is from entities affiliated with or related to the Adviser.

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

Total shares issued and outstanding for all share classes as of September 30, 2026 and December 31, 2025 were 51,580,911.816 and 47,925,459.905, respectively. The following tables summarize activity in the number of shares issued and proceeds received during the nine months ended September 30, 2026:

	Class I
Date	Shares Issued	Proceeds Received	Issuance Price per Share
1/2/2026	1,143,056.311	$22,580	$19.75
2/2/2026	315,896.044	6,207	19.65
3/2/2026	1,026,690.050	19,889	19.37
4/1/2026	170,417.733	3,288	19.29
5/1/2026	254,970.884	4,896	19.21
6/1/2026	79,052.314	1,508	19.08
7/1/2026	3,809,581.058	72,880	19.13
8/3/2026	104,462.348	1,995	19.10
9/1/2026	124,395.879	2,396	19.26

	Class S
Date	Shares Issued	Proceeds Received	Issuance Price per Share
2/2/2026	712.560	$14	$19.65
3/2/2026	19,358.196	375	19.37
5/1/2026	7,810.206	150	19.21
6/1/2026	68,125.960	1,300	19.08
7/1/2026	7,840.817	150	19.13

For the nine months ended September 30, 2026, the Company transferred 256,971.145 shares of Class I Common Stock to Class S Common Stock with an aggregate net asset value of $5,049. There were no share transfers for the nine months ended September 30, 2025.

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

The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2026:

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.16000
2/27/2026	2/27/2026	3/11/2026	0.16000
3/30/2026	3/31/2026	4/9/2026	0.16000
4/30/2026	4/30/2026	5/27/2026	0.16000
5/29/2026	5/29/2026	6/25/2026	0.15000
6/30/2026	6/30/2026	7/27/2026	0.15000
7/31/2026	7/31/2026	8/27/2026	0.15000
8/31/2026	8/31/2026	9/25/2026	0.15000
9/30/2026	9/30/2026	10/26/2026	0.15000

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.14574
2/27/2026	2/27/2026	3/11/2026	0.14719
3/30/2026	3/31/2026	4/9/2026	0.14602
4/30/2026	4/30/2026	5/27/2026	0.14652
5/29/2026	5/29/2026	6/25/2026	0.13658
6/30/2026	6/30/2026	7/27/2026	0.13667
7/31/2026	7/31/2026	8/27/2026	0.13619
8/31/2026	8/31/2026	9/25/2026	0.13621
9/30/2026	9/30/2026	10/26/2026	0.13654

The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2025:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2025	1/31/2025	2/6/2025	$0.16000
2/28/2025	2/28/2025	3/6/2025	0.16000
3/28/2025	3/28/2025	4/7/2025	0.15500
4/30/2025	4/30/2025	5/8/2025	0.16000
5/28/2025	5/29/2025	6/6/2025	0.16000
6/26/2025	6/27/2025	7/7/2025	0.16250
7/31/2025	7/31/2025	8/8/2025	0.16250
8/29/2025	8/29/2025	9/11/2025	0.16250
9/30/2025	9/30/2025	10/7/2025	0.16250

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
8/29/2025	8/29/2025	9/11/2025	$0.14829
9/30/2025	9/30/2025	10/7/2025	0.14878

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the nine months ended September 30, 2026:

VISTA CREDIT STRATEGIC LENDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	57,143.660	$1,129	$19.75
1/30/2026	1/30/2026	2/10/2026	84,558.136	1,661	19.65
2/27/2026	2/27/2026	3/11/2026	87,223.900	1,690	19.37
3/30/2026	3/31/2026	4/9/2026	85,215.101	1,644	19.29
4/30/2026	4/30/2026	5/27/2026	71,969.723	1,382	19.21
5/29/2026	5/29/2026	6/25/2026	57,647.171	1,100	19.08
6/30/2026	6/30/2026	7/27/2026	57,628.882	1,102	19.13
7/31/2026	7/31/2026	8/27/2026	56,203.099	1,073	19.10
8/31/2026	8/31/2026	9/25/2026	56,062.216	1,080	19.26

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	146.603	$3	$19.75
1/30/2026	1/30/2026	2/10/2026	148.331	3	19.65
2/27/2026	2/27/2026	3/11/2026	165.966	3	19.37
3/30/2026	3/31/2026	4/9/2026	274.014	5	19.29
4/30/2026	4/30/2026	5/27/2026	278.296	5	19.21
5/29/2026	5/29/2026	6/25/2026	318.987	6	19.08
6/30/2026	6/30/2026	7/27/2026	807.363	15	19.13
7/31/2026	7/31/2026	8/27/2026	867.584	17	19.10
8/31/2026	8/31/2026	9/25/2026	866.381	17	19.26

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the nine months ended September 30, 2025:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
12/23/2024	12/24/2024	1/8/2025	6,383.522	$126	$19.79
1/30/2025	1/31/2025	2/6/2025	6,937.876	137	19.80
2/28/2025	2/28/2025	3/6/2025	8,056.415	159	19.70
3/28/2025	3/28/2025	4/7/2025	10,809.051	212	19.58
4/30/2025	4/30/2025	5/8/2025	13,377.082	262	19.59
5/28/2025	5/29/2025	6/6/2025	18,117.545	353	19.51
6/26/2025	6/27/2025	7/7/2025	20,737.899	407	19.64
7/31/2025	7/31/2025	8/8/2025	35,701.050	702	19.66
8/29/2025	8/29/2025	9/11/2025	40,425.771	794	19.66

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received	Issuance Price per Share
8/29/2025	8/29/2025	9/11/2025	-	$-	$19.66

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

The following table presents share repurchases completed under the share repurchase program during the nine months ended September 30, 2026 and 2025.

Repurchase Deadline Request	Total Number of Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
January 22, 2026	777,849.792	1.62%	$19.75	December 31, 2025	$15,365
April 21, 2026	2,437,463.588	5.00%	19.29	March 31, 2026	46,128
July 23, 2026	873,765.843	1.82%	19.13	June 30, 2026	16,395

Repurchase Deadline Request	Total Number of Common Stock Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (2)
April 21, 2025	19,735.281	0.12%	$19.59	March 31, 2025	$383
July 23, 2025	552.620	0.00%	19.66	June 30, 2025	11

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
10.
EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260. Basic earnings per share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. Basic and diluted earnings per share was as follows:

	Class I		Class I
	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net increase (decrease) in net assets resulting from operations	$34,868	$12,367	$47,718	$25,817
Weighted average shares outstanding	46,248,006.855	25,954,804.535	44,408,685.304	19,109,905.503
Basic and diluted earnings (loss) per share	$0.75	$0.48	$1.07	$1.35

	Class S		Class S
	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net increase (decrease) in net assets resulting from operations	$3,744	$847	$4,894	$847
Weighted average shares outstanding	5,279,099.163	2,989,163.099	5,311,570.352	2,989,163.099
Basic and diluted earnings (loss) per share	$0.71	$0.28	$0.92	$0.28

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

On October 28, 2026, the Company redeemed 1,184,111.347 shares of Class I Common Stock for total proceeds disbursed of $22,900 subject to a tender offer filed with the SEC on September 24, 2026.

On October 30, 2026, the Company declared distributions of $0.15000 per share on its Class I and Class S Common Stock, subject to shareholder servicing and/or distribution fees, as applicable (net distributions of $0.15000 and $0.13596, respectively), payable on November 24, 2026, to shareholders of record as of October 30, 2026.

As of November 2, 2026, the Company sold shares of its Common Stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $2,468 of subscription agreements entered into by the Company and its investors.

On November 5, 2026, the Board adopted an amended and restated multi-class plan in accordance with Rule 18f-3 under the 1940 Act, a copy of which is filed as Exhibit 10.3 hereto.

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

On September 8, 2023 and September 22, 2023, we held our initial closings and entered into subscription agreements with investors providing for the private placement of our shares of common stock. As of September 30, 2026, we had received capital commitments totaling $1,176.0 million. As of September 30, 2026, we have issued 51,580,911.816 shares of our common stock, for gross proceeds of $1,094.0 million.

Total capital commitments as of September 30, 2026, include a $50.0 million capital commitment from VHG Capital, L.P., an entity affiliated with us and the Adviser. As of September 30, 2026, VHG Capital, L.P. had purchased 2,014,324.727 shares of common stock for a total purchase price of $39.6 million.

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

As of September 30, 2026 and December 31, 2025, our portfolio by investment strategy at fair value was comprised of the following:

	As of September 30, 2026		As of December 31, 2025
(In thousands)	Fair Value	% of Total Value	Fair Value	% of Total Value
Sponsor Credit	$1,338,179	69.1%	$927,884	63.2%
Founder Direct	375,872	19.4	348,766	23.8
Syndicated Credit	222,416	11.5	191,578	13.0
Total	$1,936,467	100.0%	$1,468,228	100.0%

Below is a summary of certain characteristics of our investment portfolio as of September 30, 2026 and December 31, 2025. These calculations include all debt investments, as applicable, for which fair value is determined by the Adviser, in conjunction with third-party valuation firms, and excludes non-accrual assets. Amounts are weighted based on fair market value of each respective investment. Portfolio company information utilized in certain calculations was derived from the most recently available portfolio company financial statements, which has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins, and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

Portfolio Characteristics:	As of September 30, 2026	As of December 31, 2025
Number of investments	140	115
Number of portfolio companies	60	49
Weighted average loan-to-value (“LTV”)(1)	39.8%	37.2%
Weighted average gross margin(2)	67.4%	65.5%
Weighted average EBITDA margin(3)	38.8%	36.6%
Percentage of total investments at fair value
First-lien debt	94.9%	97.2%
Preferred and Other Equity	5.1%	2.8%
Percentage of debt investments at fair value
Floating rate(4)	100.0%	99.3%
Fixed interest rate	0.0%	0.7%

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
(2)
Gross margin is calculated as gross profit divided by total revenue of the portfolio company. As of each September 30, 2026 and December 31, 2025, excludes four portfolio company investments where gross margin is not reported by the portfolio company.
(3)
EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Excludes sixteen and thirteen portfolio company investments as of September 30, 2026 and December 31, 2025, respectively, where EBITDA margin may not be the appropriate measure of credit risk as the investments were underwritten and covenanted based on recurring revenue as opposed to EBITDA.
(4)
Primarily subject to interest rate floors.

Our investment activity for the three and nine months ended September 30, 2026 and 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

(In thousands)	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Investments:
Total investments at amortized cost, beginning of period	$1,886,113	$734,233	$1,460,156	$504,119
New investments purchased	52,254	420,070	655,172	677,255
Net accretion of discount on investments	1,984	860	7,181	1,658
PIK interest capitalized	3,200	52	5,977	344
Investments sold or repaid	(2,373)	(10,693)	(187,308)	(38,854)
Total investments at amortized cost, end of period	$1,941,178	$1,144,522	$1,941,178	$1,144,522

The industry(1) compositions of the portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026		As of December 31, 2025
Industry Composition:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Architecture, Construction & Engineering	1.3%	1.3%	2.1%	2.0%
Automobiles & Automobile Parts	4.4	4.2	4.2	4.1
Data & Analytics	4.6	4.5	6.0	6.0
Diversified Business Services	5.6	5.6	6.8	6.9
Diversified Consumer Services	-	-	1.0	1.0
Diversified Financial Institutions & Services	9.7	9.9	7.8	8.0
Diversified Software	9.6	9.9	7.3	7.4
Education	1.0	0.9	1.3	1.3
Financials	0.3	0.3	0.1	0.1
Government & Public Service	2.5	2.5	3.1	3.1
Government, Risk & Compliance	3.9	3.9	5.1	5.1
Healthcare IT & Technology	8.5	8.6	10.4	10.4
Hotels, Restaurants & Leisure	1.1	1.2	1.3	1.4
Infrastructure Software & DevOps	5.2	4.4	4.1	3.9
Insurance	5.7	5.8	5.0	5.0
IT Security	2.7	2.7	5.7	5.7
IT Services & IT Systems Management (Ex-Security)	12.3	12.4	11.7	11.7
Life Sciences, Biotechnology, and Pharmaceuticals	2.8	2.9	-	-
Media, Entertainment & Publishing	1.4	1.4	2.3	2.2
Real Estate	2.5	2.5	3.2	3.2
Retail - Consumer Staples	2.8	2.8	-	-
Telecom Services & IT Hardware	4.9	4.9	1.7	1.7
Transportation, Logistics & Supply Chain	5.3	5.4	7.9	7.9
Utilities & Utility Equipment and Services	1.9	2.0	1.9	1.9
Total	100.0%	100.0%	100.0%	100.0%

(1)
We use an internally developed industry classification system which was developed using the Global Industry Classification Standard (GICS®) as a reference. All investments are ultimately focused in enterprise software, data and technology-enabled business sectors.

As of September 30, 2026 and December 31, 2025, investments consisted of the following:

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Term Loans	$1,848,849	$1,837,741	$1,421,188	$1,427,843
Other Equity	56,753	63,021	38,157	39,543
Preferred Equity	35,576	35,705	811	842
Total	$1,941,178	$1,936,467	$1,460,156	$1,468,228

The weighted average investment income yields(1) for our first-lien debt, based on the amortized cost and fair value were as follows:

	For the Nine Months Ended September 30, 2026		For the Year Ended December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien debt	10.1%	10.1%	10.5%	10.5%

(1)
The investment income yield is calculated as (a) the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of September 30, 2026, all of our first-lien debt investments were performing and current on their interest payments.

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

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026		As of December 31, 2025
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$54,410	2.8%	$20,361	1.4%
Internal Risk Rating 2	1,882,057	97.2	1,447,867	98.6
Internal Risk Rating 3	-	-	-	-
Internal Risk Rating 4	-	-	-	-
Total	$1,936,467	100.0%	$1,468,228	100.0%

As of September 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 1.96 and 1.99, respectively.

Consolidated Results of Operations

For the three and nine months ended September 30, 2026 and 2025

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

Investment Income

Investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

(In thousands)	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
First-lien debt	$45,981	$26,563	$128,126	$57,452
Dividend income	426	201	2,496	585
Total Investment Income	$46,407	$26,764	$130,622	$58,037

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2026, there were no debt investments on non-accrual status.

Total investment income increased from $26.8 million for the three months ended September 30, 2025 to $46.4 million for the three months ended September 30, 2026 due to the increase in our investment portfolio from $1.1 billion at September 30, 2025 to $1.9 billion at September 30, 2026. Total investment income increased from $58.0 million for the nine months ended September 30, 2025 to $130.6 million for the nine months ended September 30, 2026 also due to the significant increase in our investment portfolio over this twelve month time period.

Our weighted-average investment income yield on total investments, calculated based on the fair value of our income-producing investments, was 9.7% and 10.1% for the three and nine months ended September 30, 2026, respectively, compared with 10.5% for both the three and nine months ended September 30, 2025. The decline in yield for the three-month and nine-month period primarily reflected lower SOFR rates, to which substantially all of our variable-rate loans are indexed, as well as modestly tighter spreads on new investments made as the portfolio grew.

In September 2026, the Federal Reserve raised the federal funds target range by 25 basis points to 3.75%–4.00%, its first increase since 2023, and market expectations as of quarter-end reflected the potential for further increases. Because substantially all of our debt investments bear interest at floating rates indexed to SOFR, which generally reset periodically, the September increase had a limited effect on our investment income yield for the quarter. To the extent short-term rates remain elevated or rise further, we expect the yield on our debt investments to increase as those loans reset to higher base rates. Because our Credit Facilities (as defined below) bear floating rates and our interest rate swaps convert our fixed-rate notes to floating rates, our interest expense would also increase, partially offsetting the benefit to net investment income. Higher interest rates may also increase debt service costs for our portfolio companies and pressure their interest coverage, and there can be no assurance that rates will rise further or that any increase will benefit our results. For additional information regarding our exposure to changes in interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Net investment income after giving effect to any expense support and waivers of expenses for the three and nine months ended September 30, 2026 and 2025 was as follows:

(In thousands)	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Total investment income	$46,407	$26,764	$130,622	$58,037
Total expenses	24,973	14,034	65,252	32,369
Expense support and waivers	-	(309)	-	(497)
Net expenses after expense support and waivers	24,973	13,725	65,252	31,872
Net investment income	$21,434	$13,039	$65,370	$26,165

Net investment income increased from $13.0 million and $26.2 million for the three and nine months ended September 30, 2025, respectively, to $21.4 million and $65.4 million for the corresponding periods in 2026, primarily due to growth in our investment portfolio. Expense support and waivers for the three and nine months ended September 30, 2025 totaled $309 thousand and $497 thousand, respectively, consisting of $24 thousand and $212 thousand of expenses waived under the Administration Agreement and $285 thousand of operating expenses paid by the Adviser under the

Expense Support Agreement in each period. No expense support or waivers were recorded during the corresponding 2026 periods. See Note 5. Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

(In thousands)	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Expenses:
Interest expense and credit facility fees	$16,281	$8,619	$40,905	$19,902
Management fees	3,107	1,735	9,014	3,642
Incentive fees	3,061	1,888	8,184	3,810
Distribution and shareholder servicing fees
Class S	217	88	649	88
Professional fees	729	590	1,828	1,601
Other general and administrative expenses	935	419	2,459	1,612
Administrative service fees	426	399	1,402	1,047
Offering costs	66	153	378	260
Directors fees	90	86	257	236
Insurance costs	61	57	176	171
Total expenses before expense support and waivers	24,973	14,034	65,252	32,369
Expense support and waivers	-	(309)	-	(497)
Net expenses after expense support and waivers	$24,973	$13,725	$65,252	$31,872

Interest expense and credit facility fees represents interest and fees incurred under the Credit Facilities (defined below). Total interest expense increased from $8.6 million for the three months ended September 30, 2025 to $16.3 million for the three months ended September 30, 2026 due to the increase in our total borrowings outstanding from $569.0 million at September 30, 2025 to $955.6 million at September 30, 2026. Total interest expense increased from $19.9 million for the nine months ended September 30, 2025 to $40.9 million for the nine months ended September 30, 2026 also due to the significant increase in our total borrowings outstanding over this twelve month time period. For more information about our outstanding borrowings, including the terms thereof, see Note 6. Borrowings in the notes to our consolidated financial statements and in the Liquidity and Capital Resources section below.

Management fees increased as a result of an increase in average gross assets for the three months ended September 30, 2025 to the three months ended September 30, 2026 and for the nine months ended September 30, 2025 to the nine months ended September 30, 2026.

Incentive fees (includes both the Investment Income Incentive Fee and Capital Gains Incentive Fee as defined in Note 5. Related Party Transactions) increased due to an increase in the Investment Income Incentive Fee as a result of an increase in pre-incentive fee net investment income for the three months ended September 30, 2025 to the three months ended September 30, 2026 and for the nine months ended September 30, 2025 to the nine months ended September 30, 2026. For the three and nine months ended September 30, 2026 and 2025, we exceeded the 5.0% hurdle rate and the Adviser earned 12.5% of pre-incentive fee net investment income. For the three and nine months ended September 30, 2026, the Company recorded Capital Gains Incentive Fee expense of $0 thousand and a reversal of $(1,009) thousand, respectively. For the three and nine months ended September 30, 2025, the Company recorded Capital Gains Incentive Fee expense of $22 thousand and $62 thousand, respectively. The changes in the Capital Gains Incentive Fee were primarily attributable to changes in unrealized appreciation and depreciation during the respective periods.

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

Beginning with the three months ended September 30, 2024, the Adviser voluntarily waived reimbursable costs and expenses to the extent they exceeded 15 basis points (annualized) of the weighted average fair value of our total investments under the Administration Agreement. For the three and nine months ended September 30, 2025, the Adviser waived $24 thousand and $212 thousand, respectively. The Adviser discontinued this voluntary waiver effective December 31, 2025, as reimbursable costs and expenses no longer exceeded the 15-basis-point threshold. No amounts were waived during the three and nine months ended September 30, 2026.

Under the Expense Support Agreement, the Adviser may elect to pay certain of our operating expenses, subject to reimbursement by us if specified conditions are met. For the three and nine months ended September 30, 2025, the Adviser paid $285 thousand of our operating expenses under this agreement. No such payments were made during the corresponding 2026 periods, and no reimbursement payments have been made to the Adviser. See Note 5. Related-Party Transactions, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.

The following table presents a summary of the payments paid by the Adviser on our behalf pursuant to the Expense Support Agreement and reimbursements of such payments since our inception:

As of (In thousands)	Expense Payments Incurred by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2026	$3,600	$-	$3,600
December 31, 2025	3,600	-	3,600

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and 2025 were as follows:

(In thousands)	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net realized gain (loss) on investments	$(580)	$71	$25	$(83)
Net change in unrealized appreciation (depreciation) on investments	17,758	104	(12,783)	582
Net realized and unrealized gain (loss) on investments	$17,178	$175	$(12,758)	$499

Net realized gains (losses) on investments were relatively modest for all periods presented and were primarily attributable to sales of a limited number of Level 2 investments. During the first nine months of 2026, we experienced volatility in the fair value of our investment portfolio, with net unrealized depreciation in the first and second quarters primarily driven by widening credit spreads, particularly in the technology/software sector amid investor scrutiny of credit fundamentals and the potential disruptive effects of artificial intelligence on certain software business models. These market conditions had a greater impact on our Level 2 investments compared to our Level 3 investments. Credit market conditions improved during the third quarter of 2026, as credit spreads tightened, resulting in the reversal of a portion of the unrealized depreciation recorded earlier in the year. The majority of the third-quarter net unrealized appreciation was attributable to Level 2 investments, although Level 3 investments also experienced net unrealized appreciation, primarily reflecting strong underlying financial performance of our portfolio companies.

During the three and nine months ended September 30, 2026, we recorded unrealized appreciation on 116 and 96 investments totaling approximately $19.3 million and $15.1 million, respectively, and unrealized depreciation on 49 and 78 investments of approximately $(1.5) million and $(27.9) million, respectively. During the three and nine months ended

September 30, 2025, we recorded unrealized appreciation on 72 and 82 investments totaling approximately $1.6 million and $5.1 million, respectively,and unrealized depreciation on 37 and 41 investments of approximately $(1.5) million and $(4.5) million, respectively.

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

As of September 30, 2026 and December 31, 2025, we had $57.1 million and $49.6 million, respectively, in cash, cash equivalents and restricted cash. For the nine months ended September 30, 2026, our cash and cash equivalents balance increased by $7.5 million. During that period, $411.5 million was used in operating activities, primarily due to investment purchases of $670.5 million, offset by $187.3 million in repayments of investments in portfolio companies. During the same period, $418.9 million was provided by financing activities, consisting primarily of proceeds from issuances of shares of common stock of $138.4 million and net proceeds from secured borrowings of $410.8 million.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would be at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On June 16, 2023, our stockholders approved a proposal that allows us to reduce our asset coverage ratio to 150%, which proposal was effective as of June 17, 2023. This means that generally, we can borrow up to $2 for every $1 of investor equity. Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of September 30, 2026, asset coverage was 204.9% and the asset coverage per unit was $2,049.

On June 26, 2024 (the “Effective Date”) we entered into a loan financing and servicing agreement (as amended, the “DB Credit Facility”) with Deutsche Bank AG through our wholly owned and consolidated subsidiary, VCSL Funding 1 LLC (“VCSL Funding 1”). As of September 30, 2026 and December 31, 2025, the maximum commitment was $450.0 million and $450.0 million, respectively. The period during which VCSL Funding 1 may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through June 26, 2027 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on we cease to exist or (iii) the occurrence of an event of default.

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

The DB Credit Facility is secured by all of the assets held by VCSL Funding 1. VCSL Funding 1 has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the DB Credit Facility.

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

On January 30, 2026, we entered into an amendment to the ING Credit Facility that, among other things, increased the total amount available to be borrowed from $150.0 million to $200.0 million. The ING Credit Facility is subject to availability under a borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity may be increased to $500.0 million if we exercise the uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. On September 29, 2026, we entered into amendment No. 2 to the ING Credit Facility. The second amendment, among other things, permits us to incur additional unsecured indebtedness, including notes with a tenor of less than three years, up to specified caps set forth therein.

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

As of September 30, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the ING Credit Facility.

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

The closing of the Tranche A Notes and Tranche B Notes occurred on October 2, 2025. The closing of the Tranche C Notes and the Tranche D Notes occurred on December 1, 2025. As of September 30, 2026 and December 31, 2025, we were in compliance in all material respects with the terms of the Note Purchase Agreement and the 2025 Notes.

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

On September 29, 2026, we entered into Supplement No. 1 to the Note Purchase Agreement (the “Supplement No. 1”) governing the issuance of $150.0 million in aggregate principal amount of our 7.75% Series 2026A Senior Notes due October 2, 2028 (the “Series 2026A Notes”) to an institutional investor in a private placement. Interest on the Series 2026A Notes is payable semiannually on April 2 and October 2, commencing April 2, 2027. The interest rate is subject to adjustment in accordance with Section 1.2 of the Note Purchase Agreement. The Series 2026A Notes are subject to the terms and conditions of the Note Purchase Agreement, as supplemented by Supplement No. 1. The Series 2026A Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by us.

The closing and funding of the Series 2026A Notes occurred on October 15, 2026 at a purchase price of 100% of principal. The Series 2026A Notes were not issued or outstanding as of September 30, 2026.

On September 29, 2026, we entered into a forward-starting interest rate swap with ING Capital Markets LLC related to the Series 2026A Notes. The swap became effective on October 15, 2026. The forward-starting interest rate swap became effective on October 15, 2026. Under the forward-starting interest rate swap agreement, commencing on the effective date, we receive a fixed interest rate of 7.75% per annum and pay a floating interest rate of three-month CME Term SOFR + 2.922% per annum on a notional amount of $150.0 million, with linear interpolation applicable to the initial calculation period. The swap terminates on October 2, 2028, subject to adjustment in accordance with the Following Business Day Convention.

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

On March 13, 2026, we entered into forward-starting interest rate swaps related to the Class A-2 Notes and Class B-2 Notes. The forward-starting interest rate swaps have an effective date of March 17, 2026. Under the forward-starting interest rate swap agreement related to the Class A-2 Notes, we receive a fixed interest rate of 5.49% per annum and pay a floating interest rate of SOFR + 1.974% per annum on the $179.4 million of the Class A-2 Notes. Under the forward-starting interest rate swap agreement related to the Class B-2 Notes, we receive a fixed interest rate of 7.24% per annum and pay a floating interest rate of SOFR + 3.692% per annum on the $21.5 million of the Class B-2 Notes. We designate each forward-starting interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the DB Credit Facility, the ING Credit Facility, the Note Purchase Agreement, the 2025 Notes, the Series 2026A Notes or the Indenture (collectively the “Credit Facilities”), as applicable. Failure to comply with these covenants could result in a default under one or both of the Credit Facilities that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under any or all of the Credit Facilities, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As of September 30, 2026, we were in compliance in all material respects with the terms of our Credit Facilities. For more information on the Credit Facilities, see Note 6. Borrowings, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Our debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$200,000	$50,000	$150,000	$150,000
DB Credit Facility	450,000	405,500	44,500	22,867
Securitization Debt	387,891	312,891	75,000	75,000
2025 Notes	200,000	200,000	-	-

	As of December 31, 2025
(In thousands)	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
ING Credit Facility	$150,000	$-	$150,000	$150,000
DB Credit Facility	450,000	345,000	105,000	105,000
2025 Notes	200,000	200,000	-	-

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity

As of September 30, 2026, we had $171.1 million of uncalled capital commitments from stockholders, including $10.4 million from entities affiliated with or related to our Adviser.

	As of September 30, 2026			As of December 31, 2025
(In thousands)	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,175,993	$171,126	85.4%	$1,178,814	$231,126	80.4%

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

As of September 30, 2026, we had no short-term borrowings.

Subscriptions and Drawdowns

We have the authority to issue 400,000,000 shares of Class I common stock, 50,000,000 shares of Class S common stock and 50,000,000 shares of Class D common stock, each with a par value of $0.01 per share.

Total shares issued as of September 30, 2026 were 51,580,911.816. The following table summarizes activity in the number of shares issued (excluding shares issued via our distribution reinvestment plan) during the nine months ended September 30, 2026:

	Class I
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
1/2/2026	1,143,056.311	$22,580	$19.75
2/2/2026	315,896.044	6,207	19.65
3/2/2026	1,026,690.050	19,889	19.37
4/1/2026	170,417.733	3,288	19.29
5/1/2026	254,970.884	4,896	19.21
6/1/2026	79,052.314	1,508	19.08
7/1/2026	3,809,581.058	72,880	19.13
8/3/2026	104,462.348	1,995	19.10
9/1/2026	124,395.879	2,396	19.26

	Class S
Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
2/2/2026	712.560	$14	$19.65
3/2/2026	19,358.196	375	19.37
5/1/2026	7,810.206	150	19.21
6/1/2026	68,125.960	1,300	19.08
7/1/2026	7,840.817	150	19.13

Pursuant to our share repurchase program, $5,049 of Class I Common Stock, representing 256,971.145 shares, was transferred to Class S Common Stock during the nine months ended September 30, 2026.

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

A portion of our distributions may be characterized as a return of capital for U.S. federal income tax purposes.

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

The following table summarizes our distributions declared during the nine months ended September 30, 2026:

	Class I
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.16000
2/27/2026	2/27/2026	3/11/2026	0.16000
3/30/2026	3/31/2026	4/9/2026	0.16000
4/30/2026	4/30/2026	5/27/2026	0.16000
5/29/2026	5/29/2026	6/25/2026	0.15000
6/30/2026	6/30/2026	7/27/2026	0.15000
7/31/2026	7/31/2026	8/27/2026	0.15000
8/31/2026	8/31/2026	9/25/2026	0.15000
9/30/2026	9/30/2026	10/26/2026	0.15000

	Class S
Declared Date	Record Date	Payment Date	Net Distributions per Share
1/30/2026	1/30/2026	2/10/2026	$0.14574
2/27/2026	2/27/2026	3/11/2026	0.14719
3/30/2026	3/31/2026	4/9/2026	0.14602
4/30/2026	4/30/2026	5/27/2026	0.14652
5/29/2026	5/29/2026	6/25/2026	0.13658
6/30/2026	6/30/2026	7/27/2026	0.13667
7/31/2026	7/31/2026	8/27/2026	0.13619
8/31/2026	8/31/2026	9/25/2026	0.13621
9/30/2026	9/30/2026	10/26/2026	0.13654

The following table reflects the shares issued pursuant to the distribution reinvestment plan during the nine months ended September 30, 2026:

	Class I
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	57,143.660	$1,129	$19.75
1/30/2026	1/30/2026	2/10/2026	84,558.136	1,661	19.65
2/27/2026	2/27/2026	3/11/2026	87,223.900	1,690	19.37
3/30/2026	3/31/2026	4/9/2026	85,215.101	1,644	19.29
4/30/2026	4/30/2026	5/27/2026	71,969.723	1,382	19.21
5/29/2026	5/29/2026	6/25/2026	57,647.171	1,100	19.08
7/31/2026	7/31/2026	8/27/2026	56,203.099	1,073	19.10
8/31/2026	8/31/2026	9/25/2026	56,062.216	1,080	19.26

	Class S
Declared Date	Record Date	Payment Date	Shares Issued	Proceeds Received (In thousands)	Issuance Price per Share
12/22/2025	12/29/2025	1/13/2026	146.603	$3	$19.75
1/30/2026	1/30/2026	2/10/2026	148.331	3	19.65
2/27/2026	2/27/2026	3/11/2026	165.966	3	19.37
3/30/2026	3/31/2026	4/9/2026	274.014	5	19.29
4/30/2026	4/30/2026	5/27/2026	278.296	5	19.21
5/29/2026	5/29/2026	6/25/2026	318.987	6	19.08
6/30/2026	6/30/2026	7/27/2026	807.363	15	19.13
7/31/2026	7/31/2026	8/27/2026	867.584	17	19.10
8/31/2026	8/31/2026	9/25/2026	866.381	17	19.26

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

The following table presents share repurchases completed under the share repurchase program during the nine months ended September 30, 2026 and 2025.

Repurchase Deadline Request	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
1/22/2026	777,849.792	1.62%	$19.75	12/31/2025	$15,365
4/21/2026	2,437,463.588	5.00%	19.29	3/31/2026	46,128
7/23/2026	873,765.843	1.82%	19.13	6/30/2026	16,395

Repurchase Deadline Request	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid per Share	Repurchase Pricing Date	Amount Repurchased (In thousands) (2)
4/21/2025	19,735.281	0.12%	$19.59	3/31/2025	$383
7/23/2025	552.620	0.00%	19.66	6/30/2025	11

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

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period as of September 30, 2026
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
ING Credit Facility	$50,000	$-	$-	$50,000	$-
DB Credit Facility	405,500	-	405,500	-	-
Securitization Debt	312,891	-	-	312,891	-
2025 Notes	200,000	-	125,000	75,000	-

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

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2026 or December 31, 2025, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw, revolving senior secured loans, and other equity as of September 30, 2026 and December 31, 2025:

	Par Value as of
(In thousands)	September 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$139,847	$100,480
Unfunded revolving commitments	82,467	69,996
Other equity commitments	57,931	8,919
Total unfunded commitments	$280,245	$179,395

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

See Note 2. Significant Accounting Policies—Recent Accounting Updates for a discussion of ASU No. 2026-03 and its expected effect on our consolidated financial statements.

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

Recent Developments

On October 28, 2026, we redeemed 1,184,111.347 shares of Class I Common Stock for total proceeds disbursed of $22.9 million subject to a tender offer filed with the SEC on September 24, 2026.

On October 30, 2026, we declared distributions of $0.15000 per share on our Class I and Class S Common Stock, subject to shareholder servicing and/or distribution fees, as applicable (net distributions of $0.15000 and $0.13596 per share, respectively), payable on November 24, 2026, to shareholders of record as of October 30, 2026.

As of November 2, 2026, we sold shares of our Common Stock with the final number of shares being determined within 20 business days. The sale of shares were pursuant to $2.5 million of subscription agreements entered into by us and our investors.

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

As of each of September 30, 2026 and December 31, 2025, on a fair value basis, less than 1.0% of our debt investments bear interest at a fixed rate. As of September 30, 2026, we have $200.0 million of fixed rate debt issued under the 2025 Notes, $312.9 million of fixed and variable rate debt issued under the Securitization Debt, $405.5 million of outstanding debt under our DB Credit Facility and $50.0 million of outstanding debt under our ING Credit Facility. Our DB Credit Facility and ING Credit Facility are subject to floating interest rates and are currently paid based on floating SOFR rates. As further described in Note 6. Borrowings, we entered into a series of interest rate swap agreements with ING Capital Markets LLC to more closely align the interest rate on our fixed rate 2025 Notes, Series 2026A Notes and Securitization Debt with our investment portfolio, which consists primarily of variable rate loans. The interest rate swap agreements executed in late 2025 became effective January 2, 2026 for the 2025 Notes, the interest rate swaps executed on March 13, 2026 became effective March 17, 2026 for the Class A-2 Notes and Class B-2 Notes and the interest rate swap executed on September 29, 2026 became effective October 15, 2026 for the Series 2026A Notes.

The following table estimates the potential changes of the net cash flow generated from interest income and expenses (in thousands), should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2026. Interest expense is calculated based on the terms of the Credit Facilities, using the outstanding balance as of September 30, 2026. Interest expense on the Credit Facilities is calculated using the interest rate as of September 30, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Based on our September 30, 2026 consolidated statements of assets and liabilities, the following table shows the annualized net interest income, in thousands, of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure and includes the impact of the interest rate swap agreements referenced above.

Changes in Interest Rates	Interest Income	Interest Expense	Net Interest Income
-100 Basis Points	$(18,840)	$(9,684)	$(9,157)
-200 Basis Points	(37,576)	(19,368)	(18,208)
-300 Basis Points	(54,611)	(29,052)	(25,559)
+100 Basis Points	18,840	9,684	9,157
+200 Basis Points	37,681	19,368	18,313
+300 Basis Points	56,521	29,052	27,470

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2026, we, our consolidated subsidiaries and the Adviser are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K, filed with the SEC on March 11, 2026 (the “Form 10-K”). There have been no material changes from the risk factors disclosed in the Form 10-K.

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
10.1

Supplement No. 1 to Master Note Purchase Agreement, dated as of September 29, 2026, by and among Vista Credit Strategic Lending Corp. and the Additional Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2026).

10.2

Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of September 29, 2026, by and among the Company, as Borrower, the Subsidiary Guarantors party thereto solely with respect to Section 2.9 therein, the Consenting Lenders party thereto and ING Capital LLC, as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 5, 2026).

10.3*	Amended and Restated Multiple Class Plan, dated November 5, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed/Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vista Credit Strategic Lending Corp.
Date: November 6, 2026	By:	/s/ Greg Galligan
Greg Galligan
Chief Executive Officer and President
(Principal Executive Officer)

Vista Credit Strategic Lending Corp.
Date: November 6, 2026	By:	/s/ Ross Teune
Ross Teune
Chief Financial Officer and Treasurer
(Principal Financial Officer)